Form 10-Q
period 2023-03-31
Kennedy Lewis Capital Co
filed 2023-05-15
CIK 1911321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01603

Kennedy Lewis Capital Company
(Exact name of registrant as specified in its charter)

Delaware	88-6117755
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 Liberty St. Suite 4210	10281
New York, New York (Address of Principal Executive Offices)	(Zip Code)

(212) 782-3842
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 10,403,594 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 12, 2023.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kennedy Lewis Capital Company
Statements of Assets and Liabilities

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $94,622,339 and $0 at March 31, 2023 and December 31, 2022, respectively)	$93,651,260	$—
Cash and cash equivalents	35,141,990	10,000
Interest receivable from non-controlled/non-affiliated investments	479,925	—
Deferred offering costs (net of $90,647 and $0 in amortized expenses at March 31, 2023 and December 31, 2022, respectively)	453,233	401,174
Receivable for investments sold	17,701,185	—
Subscription receivable	125,000,000	—
Due from Advisor	596,562	596,562
Other assets	44,922	—
Total assets	$273,069,077	$1,007,736

LIABILITIES
Payable for investments purchased	64,982,555	—
Due to Advisor and affiliates	1,215,713	997,736
Management fees payable	82,909	—
Administrative service expense payable	32,485	—
Accrued expenses and other liabilities	757,809	—
Total liabilities	$67,071,471	$997,736

Commitments and contingencies (Note 5)

NET ASSETS
Common shares, $0.01 par value (10,403,594 and 500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	104,036	5
Additional paid in capital	206,762,964	9,995
Distributable earnings (loss)	(869,394)	—
Total net assets	$205,997,606	$10,000
Total liabilities and net assets	$273,069,077	$1,007,736
Net asset value per share	$19.80	$20.00

The accompanying notes are an integral part of these financial statements.

Kennedy Lewis Capital Company
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2023	For the period from February 10, 2022 (date of inception) to March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$905,441	$—
Fee income	77,042	—
Total investment income	982,483	—

Expenses:
Management fees	211,049	—
Directors’ fees and expenses	66,667	—
Professional fees	412,744	—
Administrative service expenses	134,425	—
Organization costs	185,534	21,246
Amortization of continuous offering costs	90,647	—
Other expenses	21,272	—
Total expenses	1,122,338	21,246
Expenses waived by the Advisor (Note 3)	—	(21,246)
Management fee waiver	(128,140)	—
Net expenses	994,198	—
Net investment loss	(11,715)	—

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(971,079)	—
Net unrealized appreciation (depreciation)	(971,079)	—
Realized gain (loss):
Non-controlled/non-affiliated investments	113,400	—
Net realized gain (loss)	113,400	—
Net realized and unrealized gain (loss)	(857,679)	—
Net increase (decrease) in net assets resulting from operations	$(869,394)	$—

The accompanying notes are an integral part of these financial statements.

Kennedy Lewis Capital Company
Statements of Changes in Net Assets
(Unaudited)

	For the Three Months Ended March 31, 2023	For the period from February 10, 2022 (date of inception) to March 31, 2022
Operations:
Net investment loss	$(11,715)	$—
Net realized gain (loss)	113,400	—
Net change in unrealized appreciation (depreciation)	(971,079)	—
Net increase (decrease) in net assets resulting from operations	(869,394)	—

Share transactions:
Proceeds from shares sold	206,857,000	—
Net increase (decrease) from share transactions	206,857,000	—
Total increase (decrease) in net assets	205,987,606	—
Net Assets, beginning of period	10,000	—
Net Assets, end of period	$205,997,606	$—

The accompanying notes are an integral part of these financial statements.

Kennedy Lewis Capital Company
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2023	For the period from February 10, 2022 (date of inception) to March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(869,394)	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	971,079	—
Net realized (gain) loss on investments	(113,400)	—
Payment-in-kind interest capitalized	(646)	—
Net accretion of discount and amortization of premium	(24,279)	—
Amortization of continuous offering costs	90,647	—
Purchases of investments	(118,966,883)	—
Proceeds from sale of investments and principal repayments	24,482,869	—
Changes in operating assets and liabilities:
Interest receivable	(479,925)	—
Deferred offering costs	(142,706)	(11,441)
Receivable for investments sold	(17,701,185)	—
Other assets	(44,922)	—
Payable for investments purchased	64,982,555	—
Due to Advisor and affiliates	217,977	32,687
Due from Advisor	—	(21,246)
Management fee payable	82,909	—
Administrative service expense payable	32,485	—
Accrued expenses and other liabilities	757,809	—
Net cash provided by (used in) operating activities	(46,725,010)	—

Cash flows from financing activities:
Proceeds from issuance of common shares	81,857,000	—
Net cash provided by (used in) financing activities	81,857,000	—
Net increase (decrease) in cash and cash equivalents	35,131,990	—
Cash and cash equivalents, beginning of period	10,000	—
Cash and cash equivalents, end of period	$35,141,990	$—

Supplemental information and non-cash activities:
Subscription receivable	125,000,000	—

The accompanying notes are an integral part of these financial statements.

Kennedy Lewis Capital Company
Schedule of Investments
March 31, 2023
(Unaudited)

Portfolio Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/ Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated (4)
Senior Secured Loans-First Lien
Aerospace and Defense
Allied Universal Holdco LLC (5)	S+3.75%		5/12/2028	1,496,203	$1,401,443	$1,418,460	0.69%
Arcline FM Holdings, LLC	L +4.75%	9.91%	6/23/2028	3,635,802	3,505,489	3,460,847	1.68
Total Aerospace and Defense					$4,906,932	$4,879,307	2.37%

Automotive
First Brands Group, LLC	S +5.00%	10.25%	3/30/2027	3,990,000	3,834,878	3,820,425	1.85
BBB Industries LLC	S +5.25%	10.16%	7/25/2029	1,995,000	1,940,753	1,896,247	0.92
Total Automotive					$5,775,631	$5,716,672	2.77%

Banking, Finance, Insurance & Real Estate
Amynta Agency Borrower Inc.	S +5.00%	9.99%	2/28/2028	2,000,000	1,940,000	1,914,500	0.93
OneDigital Borrower LLC	S +4.25%	9.16%	11/16/2027	997,475	977,867	957,576	0.46
Asurion LLC	S +4.25%	9.16%	8/19/2028	3,000,000	2,815,000	2,774,070	1.35
Asurion LLC	S +4.00%	8.91%	8/19/2028	2,493,734	2,349,602	2,295,806	1.11
Acrisure, LLC	L +4.25%	9.09%	2/15/2027	1,994,949	1,960,516	1,949,445	0.95
Total Banking, Finance, Insurance & Real Estate					$10,042,985	$9,891,397	4.80%

Beverage, Food and Tobacco
Sunshine Investments B.V.	S +4.25%	9.01%	7/12/2029	997,500	996,265	980,872	0.48
Total Beverage, Food and Tobacco					$996,265	$980,872	0.48%

Capital Equipment
Titan Acquisition Limited	L +3.00%	7.73%	3/28/2025	1,994,751	1,892,520	1,885,877	0.91
Star US Bidco LLC	L +4.25%	9.09%	3/17/2027	997,428	985,182	964,184	0.47
SPX Flow, Inc.	S +4.50%	9.41%	4/5/2029	2,000,000	1,930,494	1,903,760	0.92
Crosby US Acquisition Corp.	S +4.75%	9.50%	6/26/2026	997,409	972,474	962,919	0.47
LTI Holdings, Inc.	L +4.75%	9.59%	7/24/2026	997,416	980,245	965,828	0.47
Total Capital Equipment					$6,760,915	$6,682,568	3.24%

Chemicals, Plastics & Rubber
LSF11 A5 Holdco LLC (5)	S +4.25%		10/15/2028	2,000,000	1,955,000	1,958,760	0.95
Total Chemicals, Plastics & Rubber					$1,955,000	$1,958,760	0.95%

Construction & Building
Oscar AcquisitionCo, LLC	S +4.50%	9.50%	4/29/2029	997,494	970,348	959,260	0.47
Total Construction & Building					$970,348	$959,260	0.47%

Consumer Goods: Durable
Varsity Brands, Inc.	S +5.00%	9.87%	12/15/2026	997,500	963,240	927,675	0.45
Total Consumer Goods: Durable					$963,240	$927,675	0.45%

Consumer Goods: Non-Durable
Kronos Acquisition Holdings Inc. (5)	S +6.00%		12/22/2026	2,147,991	2,109,360	2,072,811	1.01

The accompanying notes are an integral part of these financial statements.

Kennedy Lewis Capital Company
Schedule of Investments (continued)
March 31, 2023
(Unaudited)

Portfolio Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/ Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
American Greetings Corporation	S+6.00%	10.91%	4/6/2028	2,000,000	1,961,875	1,955,000	0.95
Total Consumer Goods: Non-Durable					$4,071,235	$4,027,811	1.96%

Containers, Packaging & Glass
LABL, Inc. (5)	L+5.00%		10/29/2028	3,722,422	3,631,855	3,601,443	1.75
Pretium PKG Holdings, Inc.	L+4.00%	8.77%	10/2/2028	997,475	825,410	792,993	0.38
Total Containers, Packaging & Glass					$4,457,265	$4,394,436	2.13%

Energy: Electricity
Parkway Generation, LLC	S+4.75%	9.43%	2/18/2029	884,040	855,309	851,773	0.41
Parkway Generation, LLC	S+4.75%	9.43%	2/18/2029	115,960	112,191	111,805	0.06
Total Energy: Electricity					$967,500	$963,578	0.47%

Environmental Industries
Patriot Container Corp. (5)	L+3.75%		3/20/2025	997,375	917,585	910,105	0.44
Total Environmental Industries					$917,585	$910,105	0.44%

Healthcare & Pharmaceuticals
Help At Home, Inc. (6)	S+5.00%		10/29/2027	1,000,000	986,667	971,670	0.47
Help At Home, Inc. (6)	S+5.00%		10/29/2027	500,000	(6,667)	(14,165)	-.01
Charlotte Buyer, Inc.	S+5.25%	10.10%	2/11/2028	3,990,000	3,885,738	3,802,989	1.85
Total Healthcare & Pharmaceuticals					$4,865,738	$4,760,494	2.31%

High Tech Industries
TGG TS Acquisition Company	L+6.50%	11.34%	12/14/2025	1,973,621	1,971,604	1,955,523	0.95
Particle Investments S.a.r.l. (5)	L+5.25%		2/18/2027	997,270	991,037	977,325	0.48
Mitnick Corporate Purchaser, Inc (5)	S+4.75%		5/2/2029	1,496,241	1,451,353	1,406,466	0.68
McAfee, LLC	S+3.75%	8.52%	3/1/2029	997,487	900,529	935,144	0.45
CDK Global, Inc.	S+4.25%	9.15%	7/6/2029	1,496,250	1,494,406	1,489,637	0.72
Apttus Corporation	L+4.25%	9.37%	5/8/2028	1,500,000	1,466,250	1,451,250	0.71
Planview Parent, Inc.	L+4.00%	8.73%	12/17/2027	997,449	936,355	940,305	0.46
Endure Digital Inc.	L+3.50%	7.90%	2/10/2028	997,462	902,703	930,133	0.45
Total High Tech Industries					$10,114,237	$10,085,783	4.90%

Hotel, Gaming & Leisure
TouchTunes Interactive Networks, Inc.	S+5.00%	9.84%	4/2/2029	997,494	995,026	977,544	0.47
Total Hotel, Gaming & Leisure					$995,026	$977,544	0.47%

Media: Advertising, Printing & Publishing
Renaissance Holding Corp.	L+4.75%	8.09%	4/5/2030	4,894,836	4,758,847	4,753,327	2.31
Total Media: Advertising, Printing & Publishing					$4,758,847	$4,753,327	2.31%

Media: Broadcasting & Subscription
Neptune Bidco US Inc	S+5.00%	9.47%	4/11/2029	5,800,000	5,319,750	5,205,500	2.53
Total Media: Broadcasting & Subscription					$5,319,750	$5,205,500	2.53%

The accompanying notes are an integral part of these financial statements.

Kennedy Lewis Capital Company
Schedule of Investments (continued)
March 31, 2023
(Unaudited)

Portfolio Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/ Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Metals & Mining
Grinding Media Inc.	S +4.00%	8.01%	10/12/2028	997,468	912,683	932,633	0.45
Total Metals & Mining					$912,683	$932,633	0.45%

Retail
Staples, Inc.	L +5.00%	9.44%	4/16/2026	1,996,114	1,878,910	1,833,630	0.89
Michaels Companies, Inc.	L +4.25%	8.98%	4/15/2028	1,000,000	921,250	915,570	0.44
Total Retail					$2,800,160	$2,749,200	1.33%

Services: Business
Indy US Bidco, LLC	S +6.25%	11.06%	3/6/2028	1,305,842	1,162,827	1,131,186	0.55
Indy US Bidco, LLC (5)	S +6.25%		3/6/2028	2,694,158	2,397,801	2,333,814	1.13
Rinchem Company, Inc.	S +4.50%	9.50%	3/2/2029	997,487	960,541	945,119	0.46
DTI Holdco, Inc.	S +4.75%	9.43%	4/26/2029	1,496,241	1,440,726	1,383,274	0.67
Albion Financing 3 SARL	S +5.50%	10.35%	8/17/2026	2,000,000	1,882,302	1,935,000	0.94
AVSC Holding Corp.	L +3.25%	8.06%	3/3/2025	2,992,814	2,827,203	2,866,368	1.39
RelaDyne Inc.	S +5.00%	9.56%	12/22/2028	2,000,000	1,900,000	1,932,500	0.94
Total Services: Business					$12,571,400	$12,527,261	6.08%

Services: Consumer
Global Education Management Systems Establishment (5)	L +5.00%		7/31/2026	1,995,000	1,997,494	1,992,506	0.97
Wrench Group LLC	S +4.50%	9.54%	4/30/2026	1,200,000	1,176,000	1,182,000	0.57
Total Services: Consumer					$3,173,494	$3,174,506	1.54%

Transportation: Cargo
Rand Parent, LLC	S +4.25%	9.13%	3/17/2030	3,000,000	2,885,157	2,813,430	1.37
Total Transportation: Cargo					$2,885,157	$2,813,430	1.37%

Transportation: Consumer
Sabre GLBL Inc.	S +5.00%	9.66%	6/30/2028	688,386	588,570	589,141	0.29
Total Transportation: Consumer					$588,570	$589,141	0.29%

Utilities: Electric
Edgewater Generation, L.L.C.	L +3.75%	8.59%	12/13/2025	3,000,000	2,852,376	2,790,000	1.35
Total Utilities: Electric					$2,852,376	$2,790,000	1.35%

Total Senior Secured Loans—First Lien					$94,622,339	$93,651,260	45.46%

Total Investments—non-controlled/non-affiliated					$94,622,339	$93,651,260	45.46%

Total Investments Portfolio					$94,622,339	$93,651,260	45.46%

Cash Equivalents
State Street Institutional Money Market Fund (7)					34,896,922	34,896,922	16.94
Total Cash Equivalents					$34,896,922	$34,896,922	16.94%
Total Portfolio Investments and Cash Equivalents					$129,519,261	$128,548,182	62.40%
Assets in excess of Other Liabilities						$77,449,424	37.60%
Net Assets						$205,997,606	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR (“L”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month L or S rates. As of March 31, 2023, rates for the 6 month, 3 month and 1 month L are 5.31%, 5.19% and 4.86%, respectively. As of March 31, 2023, rates for the 6 month, 3 month and 1 month S are 4.90%, 4.91% and 4.80%, respectively.

(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(5)	Position or portion thereof unsettled as of March 31, 2023.
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative fair value is the result of the commitment being valued below par.

(7)	The annualized seven-day yield as of March 31, 2023 is 4.50%.

The accompanying notes are an integral part of these financial statements.

 Notes to the Financial Statements (unaudited)

Note 1. Organization

Organization

Kennedy Lewis Capital Company, (the “Company” and “us”), is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a business development company (a “BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company is externally managed by Kennedy Lewis Capital Holdings LLC (the “Advisor”), a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) pursuant to an investment advisory agreement between the Company and the Advisor (as amended, the “Advisory Agreement”). Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with Kennedy Lewis Capital Holdings LLC and its affiliates, “Kennedy Lewis”) is registered with the SEC as an investment adviser under the Advisers Act. The Advisor has entered into a resource sharing agreement (“Resource Sharing Agreement”) with Kennedy Lewis Management, pursuant to which Kennedy Lewis Management makes certain personnel and resources available to the Advisor to provide certain investment advisory services to the Company. Kennedy Lewis Management serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). Under the Administration Agreement, the Administrator has retained State Street Bank and Trust Company (“State Street”), a Massachusetts trust company, as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

The Company has been established to invest primarily in debt or other debt-like securities across the capital structure of middle market companies located in the United States and, selectively, in other North American countries and in Europe, with the ability to consider investments focused on other geographic markets. The Company generally defines middle market companies as those having enterprise values between $300 million and $3 billion. The Company’s investment objectives are to maximize the total return to its holders of common shares of beneficial interest, par value $0.01 (“Common Shares”) (each a “shareholder”) in the form of current income and, to a lesser extent, capital appreciation. The Company employs a strategy to provide capital to middle market companies, with a focus on direct originations in private, first lien, senior secured, performing credits. The Company expects to generate returns primarily from interest income and fees from senior secured loans, with some capital appreciation through nominal equity co-investments.

Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which constitutes trustees who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”), the Advisor manages the Company’s day-to-day operations and provides the Company with investment advisory and management services.

Fiscal Year End

The Company was formed on February 10, 2022, and commenced operations on February 1, 2023. Its fiscal year ends on December 31. The period ended March 31, 2022 represents the period from February 10, 2022 (date of inception) through March 31, 2022.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.  These financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial statements presented herein.

Prior Period Adjustment

During the quarter ended March 31, 2023, a misstatement was identified in the classification between Common Shares and Additional paid in capital in the December 31, 2022, Statement of Assets and Liabilities. The Company incorrectly disclosed the par value of Common Shares as $0.001 instead of $0.01 as of December 31, 2022, and calculated the par value of 500 Common Shares issued for the period ended December 31, 2022, using $0.001. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the misstatement from both quantitative and qualitative perspectives and concluded that it was immaterial to the prior period. Consequently, the Company revised the historical financial information presented herein. The immaterial restatement resulted in the following changes. For the December 31, 2022, Statement of Assets and Liabilities, the par value of Common Shares has been changed from $0.001 to $0.01, the Common Shares line item has been changed from $0 to $5 and the Additional paid in capital line item has been changed from $10,000 to $9,995. This immaterial restatement had no impact on the Company’s Consolidated Statements of Operations for the period ended December 31, 2022.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company had no consolidated subsidiaries as of March 31, 2023.

Cash and Cash Equivalents

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months that are readily convertible to cash. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash and cash equivalents are carried at cost, which approximates fair value.

Investment Related Transactions, Revenue Recognition and Expenses

Investment transactions and the related revenue and expenses are recorded on a trade-date basis.  Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. The change in unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.

In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as other income in investment income when earned. No such fees have been earned during the period.

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income. Because the Company intends to elect to be treated as a RIC for U.S. federal income purposes under Subchapter M of the Code, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

Receivable for investments sold and payable for investments purchased represent unsettled investments.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2023, there were no loans placed on non-accrual status.

Valuation of Portfolio Investments

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the Company’s “Valuation Designee”. The Advisor has established a Valuation Committee that is responsible for determining in good faith the fair value of the Company’s investments in instances where there is no readily available market quotation. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company values these portfolio investments at fair value as determined in good faith by the Valuation Designee. Investments for which market quotations are readily available may be priced by independent pricing services. The Company has retained an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

The Advisor values the Company’s investments based on the type of financial instrument as outlined below:

Securities that are listed on a securities, commodities or futures exchange or market (including such securities when traded in the after‐hours market), will be valued (i) at their last sales prices on the date of determination on the primary exchange on which such securities were traded on such date, or (ii) at their last sales prices on the consolidated tape if such securities on the primary exchange on which such securities were traded on such date were reported on the consolidated tape, or (iii) in the event that the date of determination is not a date upon which an exchange was open for trading, on the date on which such exchange was previously open but not more than 10 days prior to the date of determination.

Securities that are not listed on an exchange but are traded over‐the‐counter will be valued at representative “bid” quotations if held long and representative “asked” quotations if held short, unless included in the NASDAQ National Market System, in which case they will be valued based upon their last sales prices (if such prices are available); provided that if the last sales price of a security does not fall between the last “bid” and “asked” price for such security on such date, the Advisor will value such security at the mean between the last “bid” and “asked” price for such security on such date. Securities not denominated in U.S. dollars will be translated into U.S. dollars at prevailing exchange rates as the Advisor may reasonably determine. All other investments will be assigned such value as the Advisor may reasonably determine. When available, quotations from brokers or pricing services will be considered in the valuation process. For example, the Advisor will utilize indicative prices from brokers or pricing services to determine the fair value of bonds and bank debt and may internally validate the quotes obtained or utilize the mean of the bid (if long) and ask (if short) quotes obtained. For these quotes to be considered for valuation purposes they must be sent directly from the brokers to the Advisor. If quotations are not readily available through pricing services or brokers for a security, financial instrument or other property, the Advisor will determine its value in such manner as the Advisor, in its sole discretion, reasonably determines. This is generally achieved by engaging a third‐party valuation firm to value such securities and provide a range of values for each position. The Advisor will then mark the position within that range.

The determination of fair value generally considers factors such as comparisons to public companies, comparable transactions, markets in which a company does business, the nature and realizable value of any collateral, discounted cash flows, earnings and ability to make payments, and market yields. If an event such as a purchase, sale, or public offering occurs, the Advisor may consider the pricing indicated by such event to corroborate its internal valuation.

FASB ASC Topic 820: Fair Value Measurements and Disclosures (“ASC 820”) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation.

The Company classifies the inputs used to measure fair values into the following hierarchy:

• Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible to the Company at the measurement date.

• Level 2—Valuations are based on similar assets or liabilities in active markets, or quoted prices identical or similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

• Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuation techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The Advisor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Advisor applies the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Advisor evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Advisor subjects those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Advisor reviews pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment, including the impact of changes in broader market indices and credit spreads, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Organization and Offering Costs

Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering costs in connection with the offering of Common Shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning February 1, 2023, the commencement of operations.

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the period ended March 31, 2023 and from inception to March 31, 2022, the Advisor and its affiliates incurred organization and offering costs of $328,240 and $32,687, respectively, on behalf of the Company. As of March 31, 2023, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities. As of March 31, 2023, the total amount owed to the Advisor and its affiliates for expenses incurred on behalf of the Company is included in payable to the Advisor and its affiliates in the Statement of Assets and Liabilities.

Income Taxes

The Company intends to elect to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. The Company did not record any tax provision in the current period. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Subscription Receivable

A signed Subscription Agreement and $125,000,000 in cash were received by the Company’s transfer agent on March 31, 2023. 6,309,944 Common Shares were issued and outstanding as of March 31, 2023, related to the subscription received by the Company’s transfer agent on March 31, 2023. The Company received the $125,000,000 in cash on April 4, 2023.

Note 3. Related Party Transactions

Administration Agreement

Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator, under the terms of the Administration Agreement, has retained State Street as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and his or her staff as well as State Street’s fees.

Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Advisor manages the Company’s day-to-day operations and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, the Advisor:

•	determines the composition of the Company’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments the Company makes;

•	executes, closes, services and monitors the investments the Company makes;

•	determines the securities and other assets that the Company purchases, retains or sells;

•	performs due diligence on prospective portfolio companies; and

•	provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

Under the Advisory Agreement, the Company will pay the Advisor fees for investment management services consisting of a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”).

Base Management Fee

The Company will pay the Advisor a Base Management Fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The Base Management Fee will be payable quarterly in arrears. For the quarter ended March 31, 2023, the Base Management Fee was $211,049. At the Advisor’s discretion, $128,140 of Base Management Fee was waived during the quarter ended March 31, 2023. For the quarter ended March 31, 2023, the Net Base Management Fee was $82,909.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of income and a portion is based on a percentage of capital gains, each as described below.

Income-Based Incentive Fee. The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company pays the Advisor an Income Based Incentive Fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);

•
100% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Advisor has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter. The Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up.” This “catch-up” is meant to provide the Advisor an Incentive Fee of 12.5% on all Pre-Incentive Fee Net Investment Income Returns when that amount equals 1.43% in a calendar quarter (5.72% annualized), which is the rate at which the catch-up is achieved.

•	12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43%.

These calculations are prorated for any period of less than three months, including the first quarter the Company commenced operations, and are adjusted for any share issuances or repurchases during the relevant quarter.

Capital Gains Incentive Fee. The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP (the “Capital Gains Incentive Fee”). Subsequent to any IPO or Exchange Listing, the Company will pay the Advisor the Income Incentive Fee and Capital Gains Incentive Fee described above except that all of the 12.5% figures referenced therein will be increased to 15.0%.

There were no incentive fees paid or accrued for the period ended March 31, 2023.

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price and quantity are the only negotiated terms. On March 6, 2023, the SEC issued an order (the “Order”) granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisor or its affiliates. Under the terms of the Order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an expense support and conditional reimbursement agreement (as amended, the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.00% (on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating Expenses” include the Company’s organizational and offering expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding Base Management Fees and Incentive Fees owed to the Advisor and any interest expenses owed by the Company.

At such times as the Advisor determines, the Advisor may elect to pay certain additional expenses of the Company on the Company’s behalf (each such payment, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). In making a Voluntary Expense Payment, the Advisor will designate, as it deems necessary or advisable, what type of expense it is paying (including, whether it is paying organizational or offering expenses).

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to in this Registration Statement as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company under the Expense Support Agreement are referred to in this Registration Statement as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Advisor; provided that the Advisor may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Company’s applicable quarter-end net asset value. The Effective Rate of Distributions Per Share means the annualized rate, based on a 365-day year, of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The Company’s Operating Expense Ratio is calculated by dividing Operating Expenses (i.e. the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles), less organizational and offering expenses, Base Management Fees and Incentive Fees owed to the Advisor, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets.

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Advisor has waived its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by the Company to the Advisor in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than 45 days after the end of such calendar quarter. All Reimbursement Payments shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Advisor to the Company within three years prior to the last business day of the calendar quarter in which such Reimbursement Payments obligation is accrued.

The Company did not have any obligation to make a Reimbursement Payment as of March 31, 2023 or December 31, 2022 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $625,598.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

No additional expense support was provided by the Advisor for the three months ended March 31, 2023.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2023 was as follows:

	March 31, 2023
	Amortized Cost	Fair value	% of Total Investments at Fair Value
First lien debt	$94,622,339	$93,651,260	100.00%
Total investments	$94,622,339	$93,651,260	100.00%

The industry composition of investments based on fair value as of March 31, 2023 was as follows:

March 31, 2023
Services: Business	13.38%
High Tech Industries	10.77
Banking, Finance, Insurance & Real Estate	10.56
Capital Equipment	7.14
Automotive	6.10
Media: Broadcasting & Subscription	5.56
Aerospace and Defense	5.21
Healthcare & Pharmaceuticals	5.08
Media: Advertising, Printing & Publishing	5.08
Containers, Packaging & Glass	4.69
Consumer Goods: Non-Durable	4.30
Services: Consumer	3.39
Transportation: Cargo	3.00
Utilities: Electric	2.98
Retail	2.94
Chemicals, Plastics & Rubber	2.09
Beverage, Food and Tobacco	1.05
Hotel, Gaming & Leisure	1.04
Energy: Electricity	1.03
Construction & Building	1.02
Metals & Mining	1.00
Consumer Goods: Durable	0.99
Environmental Industries	0.97
Transportation: Consumer	0.63
Total	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$88,860,215	$87,872,186	93.83%	42.65%
Luxembourg	2,873,339	2,912,325	3.11	1.41
Canada	1,892,520	1,885,877	2.01	0.92
Netherlands	996,265	980,872	1.05	0.48
Total	$94,622,339	$93,651,260	100.00%	45.46%

The following table presents the fair value hierarchy of investments as of March 31, 2023, categorized by the ASC 820 valuation hierarchy, as previously described:

	March 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$93,651,260	$—	$93,651,260
Total investments	$—	$93,651,260	$—	$93,651,260

Level 2 investments are valued using prices obtained from pricing services. For the three months ended March 31, 2023, there were no financial instruments for which Level 3 inputs were used to determine the fair value. Other assets and liabilities carrying amounts approximate fair value due to short term maturities.

Notes 5:	Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2023, the Company had unfunded delayed draw term loans in the aggregate principal amount of $500,000.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management is not aware of any pending or threatened material litigation.

Note 6.	Net Assets

Subscriptions

The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We offer on a continuous basis our Common Shares (the “Private Offering”), pursuant to the terms set forth in subscription agreements that we enter into with investors in connection with the Private Offering (each, a “Subscription Agreement”). Although the Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, there can be no assurance that we will not need to suspend our continuous offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

The Company seeks to raise equity capital through private placements on a continuous basis through one or more closings (“Closings”) at which the Company will accept funds from investors in connection with such investors’ purchases of Common Shares (each such agreement, a “Subscription Agreement,” the first such Closing the “Initial Closing” and each subsequent closing a “Subsequent Closing”). The Initial Closing occurred on February 1, 2023 (the “Initial Closing Date”). Each Subsequent Closing will generally occur on a monthly basis on the last calendar day of the month or on a date as determined by the Company or the Advisor in its sole discretion.

Each investor is required to fully fund its subscription amount by wire to the Company’s bank account on or before the last business day of the month of its respective Closing. Any shareholder that seeks to purchase additional Common Shares will be required to enter into an additional, short form Subscription Agreement with the Company (a “Short Form Subscription Agreement”). For the avoidance of doubt, each shareholder that enters into a Short Form Subscription Agreement will be required to fully fund its additional subscription amount by wire to the Company’s bank account on or before the last business day of the month of its respective Closing. In exchange for its subscription amount, each investor will receive an amount of Common Shares equal to its subscription amount divided by the applicable price per Common Share (“Price Per Common Share”). The Price Per Common Share shall mean the Company’s then-calculated net asset value per Share determined by the Company as of a date within 48 hours of the Closing Date, which will be determined in accordance with the limitations under Section 23 of the 1940 Act. The Company may set the per-Common Share price above the net asset value per Common Share based on a variety of factors, including the total amount of the Company’s organizational and other expenses. The minimum investment for any Subscription Agreement and any Short Form Subscription Agreement is $10,000.

The Company is authorized to issue an unlimited number of Common Shares. On December 23, 2022, the Advisor purchased 500 common shares of the Company for aggregate proceeds of $10,000. On February 1, 2023, Kennedy Lewis Management purchased 40,100 Common Shares of the Company for aggregate proceeds of $802,000.

The following table summarizes the total Common Shares issued and proceeds received during the period from the Company’s inception to March 31, 2023:

Date of Closing	Common Shares Issued	NAV per Common Share	Subscription Price per Common Share	Proceeds Received
March 31, 2023	6,314,993	$19.80	$19.81	$125,100,000
March 1, 2023	50,251	$19.80	$19.90	$1,000,000
February 1, 2023	4,037,850	$20.00	$20.00	$80,757,000
December 31, 2022	500	$20.00	$20.00	$10,000
Totals	10,403,594			$206,867,000

Redemptions

No investor has the right to require the Company to redeem his, her or its Common Shares. Subject to market conditions and the Advisor’s commercially reasonable judgment, the Company intends from time to time to offer to repurchase Common Shares pursuant to written tenders by shareholders as further described herein. The Advisor expects that, generally, it will cause the Company to offer to repurchase Common Shares from shareholders quarterly, with such repurchases to occur as of each March 31, June 30, September 30 and December 31 or the next business day, as applicable. Subject to market conditions, the Advisor will in its commercially reasonable judgment cause the Company to repurchase Common Shares from shareholders on a quarterly basis in an amount not to exceed 5.0% of the Company’s net asset value; provided, however, that the Advisor, subject to the Board’s discretion and approval, shall cause the Company to repurchase Common Shares from shareholders in an amount at least equal to 10.0% of the Company’s net asset value in respect of the fourth calendar quarter of each of the eighth and tenth calendar years following the Initial Closing Date. The Advisor may in its commercially reasonable judgment seek to provide liquidity to shareholders through one or more methods, including conducting periodic tender offers or winding down the Company.

Prior to any Liquidity Event (as defined below), and subject to market conditions and the Advisor’s commercially reasonable judgment, the Company intends to offer quarterly repurchases, with the first quarterly repurchase offer having commenced on the first business day of the second quarter of 2023. A "Liquidity Event" is defined as including (1) an initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (an “Exchange Listing”), or (2) a Sale Transaction.  A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. Thereafter, each repurchase offer will generally commence approximately 90 days prior to the applicable quarter-end repurchase date. With respect to any such repurchase offer, investors tendering shares must do so by a date specified in the notice describing the terms of the repurchase offer.

There is no minimum portion of a shareholder’s Common Shares which must be repurchased in any repurchase offer. The Company has no obligation to repurchase Common Shares at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Advisor, in its sole discretion. In determining whether the Company should offer to repurchase Common Shares, the Advisor will consider the timing of such an offer, as well as a variety of operational, business and economic factors.

If a quarterly repurchase offer is oversubscribed by shareholders who tender Common Shares, the Company will repurchase a pro rata portion by value of the Common Shares tendered by each shareholder, extend the repurchase offer, or take any other action with respect to the repurchase offer permitted by applicable law. The Company also has the right to repurchase all of a shareholder’s Common Shares at any time if the aggregate value of such shareholder’s Common Shares is, at the time of such compulsory repurchase, less than the required minimum account balance applicable for the Company. In addition, the Company has the right to repurchase Common Shares if the Company determines that the repurchase is in the best interest of the Company or upon the occurrence of certain events specified in the Subscription Agreement.

Repurchases will generally be paid in cash.  Any shareholder that submits a repurchase request in excess of $25 million may elect to receive its repurchase proceeds in kind by checking the corresponding box on the tender offer form.  The Company will seek to distribute a pro rata slice of the entire portfolio to such shareholder to the extent practicable.

As of March 31, 2023, no repurchase offers were tendered.

Distributions

The Company intends to make quarterly distributions to shareholders. Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. Distributions will be made to shareholders at such times and in such amounts as determined by the Board. The Company may pay distributions to its Shareholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Shareholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

In addition, the Company has adopted a dividend reinvestment plan (“DRP”), pursuant to which each shareholder will receive dividends in the form of additional Common Shares unless they notify the Company that they instead desire to receive cash or a combination of cash and Common Shares as set forth below. If a shareholder receives dividends in the form of Common Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of Common Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash or a combination of cash and Common Shares by notifying the Company in the manner set forth in the shareholder’s Subscription Agreement at least 5 business days prior to the dividend or distribution declaration date fixed by the Board for such dividend. If such notice is received by the Company less than 5 business days prior to the relevant dividend or distribution declaration date, then that dividend will be paid in the form of Common Shares and any subsequent dividends will be paid in cash or a combination of cash and Common Shares.

There were no dividends declared for the period from February 1, 2022 (date of inception) to March 31, 2023.

Note 7.	Financial Highlights

The following are financial highlights for the three months ended March 31, 2023 and for the period from February 10, 2022 (date of inception) to March 31, 2022:

	For the Three Months Ended March 31, 2023		For the Period from February 10, 2022 (date of inception) to March 31, 2022(7)
Per Share Data: (1)
Net asset value, beginning of period	$20.00		$—
Results of operation:
Net investment income (loss) (2)	(0.00	)(3)	—
Net unrealized and realized gain (loss) (4)	(0.20)		—
Net increase (decrease) in net assets resulting from operations	(0.20)		—
Shareholder distributions:
Distributions from net investment income	—		—
Total increase (decrease) in net assets	(0.20)		—
Net asset value, end of period	$19.80		$—
Total return based on NAV (5)	(1.00)%		—%
Shares outstanding, end of period	10,403,594		—

Ratios and supplemental data:
Net assets, end of period	$205,997,606		$—
Weighted-average net assets	54,675,485		—
Weighted-average shares outstanding	2,735,010		—
Ratio of net expenses to average net assets (6)	9.53%		—%
Ratio of net expenses before voluntary waivers to average net assets	9.76%		—%
Ratio of net investment income to average net assets (6)	0.35%		—%
Portfolio turnover (8)	0.29%		N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Rounds to less than (0.01)
(4)
The amount shown for a Common Share outstanding does not correspond with the aggregate realized and unrealized gain (loss) on investments for the period due to the timing of capital share transactions of Common Shares in relation to fluctuating market values of investments of the Company.

(5)
Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period. Total return is not annualized.

(6)	Annualized, with the exception of certain non-recurring expenses.
(7)	All expenses were waived for the quarter. There was no activity other than organization and offering costs incurred for the period from February 10, 2022 (date of inception) to March 31, 2022.
(8)	Calculated for the period February 1, 2023 (commencement of operations) to March 31, 2023.

Note 8.	Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On April 6, 2023, the Company submitted a tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of March 31, 2023 (approximately 518,626.05 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on May 4, 2023 and not withdrawn. No shareholders have tendered by the deadline.

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “Secured Credit Facility”) with Goldman Sachs Bank USA. The maximum principal amount of the Secured Credit Facility as of April 20, 2023 is $300 million, which can be drawn in U.S. dollars subject to certain conditions. For more information on the Secured Credit Facility, refer to the Company’s Form 8-K as filed with the SEC on April 25, 2023.

On May 9, 2023, the Board of Trustees declared a distribution of $0.30 per share for the first and second quarter of 2023, payable on June 15, 2023 to shareholders of record on May 9, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Kennedy Lewis Capital Company (“we”, “us”, “our” and the “Company”) and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Forward Looking Statements

Statements contained in this Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, its advisor, Kennedy Lewis Capital Holdings LLC (in such capacity, the “Advisor”), a Delaware limited liability company that is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), Kennedy Lewis Investment Management LLC and/or its affiliates (collectively, “Kennedy Lewis”). Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A “Risk Factors” section of our registration statement on Form 10 (the “Form 10 Registration Statement”) and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, and future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC.

In addition to factors previously disclosed in our SEC reports, including the factors discussed in the Item 1A “Risk Factors” section of our Form 10 Registration Statement and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	The Company is a new company with limited operating history.

•
The Company has elected to be regulated as a business development company (a “BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”), which imposes numerous restrictions on the activities of the Company, including restrictions on leverage and on the nature of its investments.

•
The Company intends to invest primarily in privately-held companies for which very little public information exists. Such companies are also generally more vulnerable to economic downturns and may experience substantial variations in operating results.

•	The privately-held companies and below-investment-grade securities in which the Company will invest will be difficult to value and are illiquid.

•	Defaults by portfolio companies will harm the Company’s operating results.

•
Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.

•	An investment in our common shares of beneficial interest (the “Common Shares”) is not suitable for you if you might need access to the money you invest in the foreseeable future.

•	If you are unable to sell your Common Shares, you will be unable to reduce your exposure on any market downturn.

•
Our Common Shares are not currently listed on an exchange and given that we have no current intention of pursuing any such listing, it is unlikely that a secondary trading market will develop for our Common Shares. The purchase of our Common Shares is intended to be a long-term investment. We do not intend to list our Common Shares on a national securities exchange.

•
Our distributions may be funded from unlimited amounts of offering proceeds or borrowings, which may constitute a return of capital (i.e., a distribution funded solely by investors’ subscription amounts) and reduce the amount of capital available to us for investment. Any capital returned to you through distributions will be distributed after payment of fees and expenses.

•
The Company is subject to risks associated with the current interest rate environment and to the extent the Company uses debt to finance its investments, changes in interest rates will affect the cost of capital and net investment income.

•	The discontinuation of the London Interbank Offered Rate (“LIBOR”) may adversely affect the Company’s business and results of operations.

•	The Company depends upon Kennedy Lewis, the Advisor and Kennedy Lewis Management LP (in such capacity, the “Administrator”) for its success and upon their access to investment professionals.

•	The Company operates in a highly competitive market for investment opportunities.

•	The Company’s debt investments may be risky and could result in the loss of all or part of its investments.

•	There is no public market for the Common Shares.

•	There are restrictions on holders of the Common Shares.

•	There is a risk that investors may not receive distributions.

•	The Company is operating in a period of capital markets disruption and economic uncertainty.

•
The Company’s regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”) could limit certain of the Company’s investments or negatively affect the Company’s investment returns.

•	Future changes in laws or regulations and conditions in the Company’s operating areas could have an adverse impact on the Company.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligations to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

The Company is an externally managed, diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on February 10, 2022 (the “Inception Date”) as a Delaware statutory trust. The Company commenced operations on February 1, 2023.

The Company is externally managed by the Advisor. The Advisor oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objectives are to maximize the total return to its shareholders in the form of current income and, to a lesser extent, capital appreciation. The Company employs a strategy to provide capital to middle market companies, with a focus on direct originations in private, first lien, senior secured, performing credits.

Financial and Operating Highlights

At March 31, 2023
Investment Portfolio	$93,651,260
Net assets	$205,997,606
Debt (net of deferred financing costs)	$—
Net asset value per share	$19.80

Portfolio Activity for the Three Months Ended March 31, 2023
Purchases during the period	$118,966,883
Sales or repayments during the period	$24,482,869
Net investments during the period	$94,484,014
Number of portfolio companies at end of period	50
Weighted average contractual interest rate of investment commitments based on par	9.42%

Portfolio and Investment Activity

We commenced investment operations on February 1, 2023 and, as a result, did not have investments prior to this date.

The following table shows the asset mix of our new investment fundings for the three months ended March 31, 2023:

	Fair Value	Percentage
First Lien Senior Secured	$93,651,260	100%
Equity	—	—%
Total	$93,651,260	100%

Our portfolio composition, based on fair value at March 31, 2023 was as follows:

March 31, 2023
Percentage of Total Portfolio
First Lien Senior Secured	100%
Equity	—%
Total	100%

RESULTS OF OPERATIONS

We commenced investment operations on February 1, 2023, and therefore do not have prior periods with which to compare investment results. For the period from February 10, 2022 (Inception Date) through March 31, 2022, we incurred only organizational and offering costs. Our operating results for the three months ended March 31, 2023, and for the period from February 10, 2022 (Inception Date) through March 31, 2022, were as follows:

	For the Three Months Ended March 31, 2023	For the period from February 10, 2022 (Inception Date) to March 31, 2022
Total investment income	$982,483	$—
Less: Net expenses	994,198	—
Net investment income (loss)	(11,715)	—
Net realized gains (losses)	113,400	—
Net change in unrealized gains (losses)	(971,079)	—
Net increase (decrease) in net assets resulting from operations	$(869,394)	$—
Net investment income (loss) per share	$(0.00)[1]	$—
Net increase (decrease) in net assets resulting from operations per share	$(.08)	$—

Investment Income

Investment income for the three months ended March 31, 2023 was driven by our deployment of capital since February 1, 2023 (commencement of operations) and an increasing invested balance. There was no investment income prior to February 1, 2023. The composition of our investment income for the period from February 1, 2023 (commencement of operations) to March 31, 2023 was as follows:

For the Three Months Ended March 31, 2023
Interest from investments	$905,441
Fee income	77,042
Total investment income	$982,483

(1) Less than (0.01)

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2023, and for the period from February 10, 2022 (Inception Date) through March 31, 2022 were as follows:

	For the Three Months Ended March 31, 2023	For the period from February 10, 2022 (Inception Date) to March 31, 2022
Organizational Expenses	$185,534	$21,246
Management fees	211,049	—
Other general and administrative expenses	155,697	—
Amortization of offering costs	90,647	—
Directors fees	66,667	—
Professional fees	412,744	—
Total expenses	1,122,338	21,246
Management fee waiver	(128,140)	—
Expense waiver	—	(21,246)
Net expenses	$994,198	$—

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

 Net realized gains (losses) and net change in unrealized gains (losses) on investments for the period from February 1, 2023 (commencement of operations) to March 31, 2023 were as follows (dollars in thousands). There was no investing activity prior to February 1, 2023 (commencement of operations), and therefore no comparative information is included.

For the period from February 1, 2023 (commencement of operations) to March 31, 2023
Net realized gains (losses)	$113,400
Net change in unrealized gains (losses) on investments	(971,079)
Net realized and unrealized gains (losses)	$(857,679)

Liquidity and Capital Resources

We generate cash from (1) private placements, at which we will accept funds from investors in connection with such investors’ purchases of Common Shares, (2) cash flows from investments and operations, and (3) borrowings from banks or other lenders.

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Advisor and the Administrator), (3) debt service of any borrowings and (4) cash distributions to the Company’s shareholders.

 As of March 31, 2023, we had $35,141,990 of cash and cash equivalents. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

Sale of Unregistered Securities

The following tables shows the issuances of Common Shares, which were made pursuant to Subscription Agreements entered into with participating investors during the three months ended March 31, 2023:

Date of Issuance	Common Shares Issued	Subscription Price per Common Share	Aggregate Consideration
February 1, 2023	4,037,850	$20.00	$80,757,000
March 1, 2023	50,251	19.90	1,000,000
March 31, 2023	6,314,993	19.81	125,100,000
	10,403,094		$206,857,000

Distributions and Dividends

Distributions to shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Advisor. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to shareholders.

 In addition, we have adopted a dividend reinvestment plan, pursuant to which each shareholder will receive dividends in the form of additional Common Shares unless they notify the Company that they instead desire to receive cash or a combination of cash and Common Shares as set forth below. If a shareholder receives dividends in the form of Common Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of Common Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash or a combination of cash and Common Shares by notifying the Company in the manner set forth in the shareholder’s Subscription Agreement at least 5 business days prior to the dividend or distribution declaration date fixed by the Board for such dividend. If such notice is received by the Company less than 5 business days prior to the relevant dividend or distribution declaration date, then that dividend will be paid in the form of Common Shares and any subsequent dividends will be paid in cash or a combination of cash and Common Shares.

Taxation as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that we distribute as dividends for U.S. federal income tax purposes to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which includes, among other items, dividends, interest and the excess of any net short-term capital gains over net long-term capital losses and other taxable income other than any net capital gain reduced by deductible expenses.

Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our shareholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (not taking into account any capital gains or losses); 98.2% of our capital gain in excess of its capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year; and any undistributed amounts from previous years on which we paid no U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Related Party Transactions and Agreements

Administration Agreement

Kennedy Lewis Management LP serves as our administrator pursuant to an administration agreement (in such capacity, the “Administrator”) (the “Administration Agreement”). Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator, under the terms of the Administration Agreement, has retained State Street Bank and Trust Company, a Massachusetts trust company, as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and his or her staff.

Advisory Agreement

Subject to the overall supervision of the Board of Trustees (the “Board”) and in accordance with the 1940 Act, the Advisor manages the Company’s day-to-day operations and provides investment advisory services to the Company, pursuant to an investment advisory agreement (as amended, the “Advisory Agreement”). Under the terms of the Advisory Agreement, the Advisor (i) determines the composition of the Company’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments the Company makes; (iii) executes, closes, services and monitors the investments the Company makes; (iv) determines the securities and other assets that the Company purchases, retains or sells; (v) performs due diligence on prospective portfolio companies; and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds. Under the Advisory Agreement, the Company pays the Advisor fees for investment management services consisting of the Base Management Fee and the Incentive Fee. See Note 3 to the financial statements—“Related Party Transactions” for additional information.

For the quarter ended March 31, 2023, the net management fee was $82,909. There were no incentive fees paid or accrued for the period ended March 31, 2023.

Co-Investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price and quantity are the only negotiated terms. On March 6, 2023, the SEC issued an order (the “Order”) granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisor or its affiliates. Under the terms of the Order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.00% (on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating Expenses” include the Company’s organizational and offering expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding Base Management Fees and Incentive Fees owed to the Advisor and any interest expenses owed by the Company. See Note 3 to the financial statements—“Related Party Transactions” for additional information.

As of March 31, 2023, the total expense support provided by the Advisor since inception was $625,598.

Borrowings

We use leverage, consistent with the requirements of the 1940 Act. We are subject to limitations on leverage applicable to BDCs under the 1940 Act. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150.0% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” Section, we had no payment obligations for repayment of debt and other contractual obligations as of March 31, 2023. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3— “Related Party Transactions”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2023, we had $500,000 in unfunded delayed draw term loan commitments.

Commitments

In the ordinary course of business, we may enter into future funding commitments. We maintain sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. Please refer to Note 5 in the notes to our financial statements—“Commitments and Contingencies” for further detail of these unfunded commitments.

Recent Developments

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Credit Agreement (the “Secured Credit Facility”) with Goldman Sachs Bank USA. The maximum principal amount of the Secured Credit Facility as of April 20, 2023 is $300 million, which can be drawn in U.S. dollars subject to certain conditions. For more information on the Secured Credit Facility, refer to the Company’s Form 8-K as filed with the SEC on April 25, 2023.

Significant Accounting Estimates and Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with U.S. GAAP.  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the FASB ASC Topic 946, Financial Services – Investment Companies.  These financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.

While our significant accounting policies are also described in Note 2 of the notes to our financial statements—“Significant Accounting Policies”, we believe the following accounting policies require the most significant judgment in the preparation of our financial statements.

Valuation of Portfolio Investments

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the Company’s “Valuation Designee”. The Advisor has established a Valuation Committee that is responsible for determining in good faith the fair value of the Company’s investments in instances where there is no readily available market quotation. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company values these portfolio investments at fair value as determined in good faith by the Valuation Designee. Investments for which market quotations are readily available may be priced by independent pricing services. The Company has retained an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

The Advisor values the Company’s investments based on the type of financial instrument as outlined below:

Securities that are listed on a securities, commodities or futures exchange or market (including such  securities when traded in the after‐hours market), will be valued (i) at their last sales prices on the date of determination on the primary exchange on which such securities were traded on such date, or (ii) at their last sales prices on the consolidated tape if such securities on the primary exchange on which such securities were traded on such date were reported on the consolidated tape, or (iii) in the event that the date of determination is not a date upon which an exchange was open for trading, on the date on which such exchange was previously open but not more than 10 days prior to the date of determination.

Securities that are not listed on an exchange but are traded over‐the‐counter will be valued at representative “bid” quotations if held long and representative “asked” quotations if held short, unless included in the NASDAQ National Market System, in which case they will be valued based upon their last sales prices (if such prices are available); provided that if the last sales price of a security does not fall between the last “bid” and “asked” price for such security on such date, the Advisor will value such security at the mean between the last “bid” and “asked” price for such security on such date. Securities not denominated in U.S. dollars will be translated into U.S. dollars at prevailing exchange rates as the Advisor may reasonably determine. All other investments will be assigned such value as the Advisor may reasonably determine. When available, quotations from brokers or pricing services will be considered in the valuation process. For example, the Advisor will utilize indicative prices from brokers or pricing services to determine the fair value of bonds and bank debt and may internally validate the quotes obtained or utilize the mean of the bid (if long) and ask (if short) quotes obtained. For these quotes to be considered for valuation purposes they must be sent directly from the brokers to the Advisor. If quotations are not readily available through pricing services or brokers for a security, financial instrument or other property, the Advisor will determine its value in such manner as the Advisor, in its sole discretion, reasonably determines. This is generally achieved by engaging a third‐party valuation firm to value such securities and provide a range of values for each position. The Advisor will then mark the position within that range.

The determination of fair value generally considers factors such as comparisons to public companies, comparable transactions, markets in which a company does business, the nature and realizable value of any collateral, discounted cash flows, earnings and ability to make payments, and market yields. If an event such as a purchase, sale, or public offering occurs, the Advisor may consider the pricing indicated by such event to corroborate its internal valuation.

FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation.

The Company classifies the inputs used to measure fair values into the following hierarchy:

• Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible to the Company at the measurement date.

• Level 2—Valuations are based on similar assets or liabilities in active markets, or quoted prices identical or similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

• Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuation techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The Advisor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Advisor applies the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Advisor evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Advisor subjects those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Advisor reviews pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment, including the impact of changes in broader market indices and credit spreads, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Investment Related Transactions, Revenue Recognition and Expenses

Investment transactions and the related revenue and expenses are recorded on a trade-date basis.  Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.

In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as other income in investment income when earned.

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income. Because the Company intends to elect to be treated as a RIC for U.S. federal income purposes under Subchapter M of the Code, therefore, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

Receivable for investments sold and payable for investments purchased represent unsettled investments.

Organization and Offering Costs

Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering costs in connection with the offering of Common Shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from February 1, 2023, the commencement of operations.

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the period ended March 31, 2023 and from inception to March 31, 2022, the Advisor and its affiliates incurred organization and offering costs of $328,240 and $32,687, respectively, on behalf of the Company. As of March 31, 2023, the total amount owed to the Company from the Advisor pursuant to the Expense Support Agreement is included in Due from Advisor in the Statement of Assets and Liabilities. As of March 31, 2023, the total amount owed to the Advisor and its affiliates for expenses incurred on behalf of the Company is included in payable to the Advisor and its affiliates in the Statement of Assets and Liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR and LIBOR, may fluctuate over time. As of March 31, 2023, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of March 31, 2023 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Net Increase (Decrease) in Net Investment Income
Up 300 basis points	$2,982,976	$—	$2,982,976
Up 200 basis points	1,988,650	—	1,988,650
Up 100 basis points	994,325	—	994,325
Down 100 basis points	(994,325)	—	(994,325)
Down 200 basis points	(1,988,650)	—	(1,988,650)
Down 300 basis points	(2,905,961)	—	(2,905,961)

Because we may borrow money to make investments, our net investment income may be dependent on the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2023. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management is not aware of any pending or threatened material litigation.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Item 1A “Risk Factors” section of our Form 10 Registration Statement, which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10 Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Form 10 Registration Statement. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

We, the Advisor, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Advisor’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Advisor and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Advisor, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Advisor’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Advisor assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Advisor or our portfolio companies, the financial institutions with which we, our Advisor or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Advisor or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Advisor, or our portfolio companies to acquire financing on acceptable terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Amended and Restated Agreement and Declaration of Trust(1)

3.2	By-Laws(2)

31.1*	Certification of the President pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*        Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Form 10 Registration Statement filed on January 13, 2023.
(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Form 10 Registration Statement filed on January 13, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kennedy Lewis Capital Company

Date: May 15, 2023	By:	/s/ James Didden
	Name: Title:	James Didden President

Date: May 15, 2023	By:	/s/ Anthony Pasqua
	Name: Title:	Anthony Pasqua Chief Financial Officer