Form 10-Q
period 2023-06-30
Kennedy Lewis Capital Co
filed 2023-08-11
CIK 1911321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 10,626,852 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 11, 2023.

Kennedy Lewis Capital Company
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kennedy Lewis Capital Company
Consolidated Statements of Assets and Liabilities

	June 30, 2023 (Unaudited)	December 31, 2022

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $250,953,707 and $0 at June 30, 2023 and December 31, 2022, respectively)	$253,290,044	$—
Cash and cash equivalents	1,482,159	10,000
Restricted cash	311,333	—
Interest and fee receivable from non-controlled/non-affiliated investments	1,616,559	—
Deferred financing costs (net of $133,881 and $0 in amortized expenses at June 30, 2023 and December 31, 2022, respectively)	3,311,210	—
Deferred offering costs (net of $246,317 and $0 in amortized expenses at June 30, 2023 and December 31, 2022, respectively)	456,144	401,174
Receivable for investments sold	11,098,829	—
Due from Advisor	691,769	596,562
Other assets	42,081	—
Total assets	$272,300,128	$1,007,736

LIABILITIES
Credit Facility (Note 5)	13,500,000	—
Payable for investments purchased	40,902,266	—
Deferred financing cost payable	2,250,000	—
Due to Advisor and affiliates	77,721	997,736
Management fees payable	655,299	—
Capital gain incentive fee payable	317,514	—
Interest and credit facility fees payable	528,514	—
Offering costs payable	158,582	—
Accrued expenses and other liabilities	741,466	—
Total liabilities	$59,131,362	$997,736

Commitments and contingencies (Note 6)

NET ASSETS
Common shares, $0.01 par value (10,625,397 and 500 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	106,254	5
Additional paid in capital	211,117,794	9,995
Distributable earnings (loss)	1,944,718	—
Total net assets	$213,168,766	$10,000
Total liabilities and net assets	$272,300,128	$1,007,736
Net asset value per share	$20.06	$20.00

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the period from February 10, 2022 (date of inception) to June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$4,691,444	$—	$5,673,927	$—
Fee income	3,279	—	3,279	—
Total investment income	4,694,723	—	5,677,206	—

Expenses:
Interest and debt fee expense	528,514	—	528,514	—
Management fees	655,300	—	866,349	—
Capital gains incentive fee	317,514	—	317,514	—
Directors’ fees and expenses	100,000	—	166,667	—
Professional fees	534,712	—	947,456	—
Deferred financing expense	133,881	—	133,881	—
Administrative service expenses	216,233	—	350,658	—
Other expenses	155,469	—	176,741	—
Organization costs	32,938	36,644	218,472	57,890
Amortization of continuous offering costs	155,670	—	246,317	—
Total expenses	2,830,231	36,644	3,952,569	57,890
Expenses waived by the Advisor (Note 3)	(691,769)	(36,644)	(691,769)	(57,890)
Management fee waiver	—	—	(128,140)	—
Net expenses	2,138,462	—	3,132,660	—
Net investment income	2,556,261	—	2,544,546	—

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,307,416	—	2,336,337	—
Net unrealized appreciation (depreciation)	3,307,416	—	2,336,337	—
Realized gain (loss):
Non-controlled/non-affiliated investments	90,376	—	203,776	—
Net realized gain (loss)	90,376	—	203,776	—
Net realized and unrealized gain (loss)	3,397,792	—	2,540,113	—
Net increase (decrease) in net assets resulting from operations	$5,954,053	$—	$5,084,659	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Statements of Changes in Net Assets
(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the period from February 10, 2022 (date of inception) to June 30, 2022
Operations:
Net investment income	$2,556,261	$—	$2,544,546	$—
Net realized gain (loss)	90,376	—	203,776	—
Net change in unrealized appreciation (depreciation)	3,307,416	—	2,336,337	—
Net increase (decrease) in net assets resulting from operations	5,954,053	—	5,084,659	—

Capital transactions:
Proceeds from shares sold	1,320,000	—	208,177,000	—
Distribution of earnings	(3,139,941)	—	(3,139,941)	—
Reinvestment of distributions	3,037,048	—	3,037,048	—
Net increase (decrease) from capital transactions	1,217,107	—	208,074,107	—
Total increase (decrease) in net assets	7,171,160	—	213,158,766	—
Net assets, beginning of period	205,997,606	—	10,000	—
Net assets, end of period	213,168,766	—	213,168,766	—

Capital share activity:
Shares sold	66,456	—	10,469,550	—
Shares issued from the reinvestment of dividends	155,348	—	155,348	—
Net increase in shares outstanding	221,804	—	10,624,898	—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2023	For the period from February 10, 2022 (date of inception) to June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,084,659	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(2,336,337)	—
Net realized (gain) loss on investments	(203,776)	—
Payment-in-kind interest capitalized	(1,505,341)	—
Net accretion of discount and amortization of premium	(257,263)	—
Amortization of deferred financing costs	133,881	—
Amortization of deferred offering costs	246,317	—
Purchases of investments	(303,557,803)	—
Proceeds from sale of investments and principal repayments	54,570,476	—
Changes in operating assets and liabilities:
Interest receivable	(1,616,559)	—
Deferred offering costs	(142,705)	(39,745)
Receivable for investments sold	(11,098,829)	—
Due from Advisor	(95,207)	(57,890)
Other assets	(42,081)	—
Payable for investments purchased	40,902,266	—
Due to Advisor and affiliates	(920,015)	97,635
Management fee payable	655,299	—
Capital gains incentive fee payable	317,514	—
Interest and credit facility fees payable	528,514	—
Accrued expenses and other liabilities	741,466	—
Net cash provided by (used in) operating activities	(218,595,524)	—

Cash flows from financing activities:
Proceeds from Secured Credit Facility	13,500,000	—
Deferred financing costs paid	(1,195,091)	—
Dividends paid in cash	(102,893)	—
Proceeds from issuance of common shares	208,177,000	—
Net cash provided by (used in) financing activities	220,379,016	—
Net increase (decrease) in cash and cash equivalents	1,783,492	—
Cash, cash equivalents and restricted cash, beginning of period	10,000	—
Cash, cash equivalents and restricted cash, end of period	$1,793,492	$—
Supplemental information and non-cash activities:
Cash paid for interest	—	—
Reinvestment of distributions	3,037,048	—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Schedule of Investments
June 30, 2023
(Unaudited)

Portfolio Company (1)	Reference Rate and Spread(2)	Interest Rate (2)	Maturity Date	Par Amount/ Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated (4)
First and Second Lien Debt
Aerospace & Defense
Arcline FM Holdings, LLC	L+4.75%	10.25%	6/23/2028	$3,626,574	$3,501,040	$3,526,843	1.65%
LSF11 Trinity Bidco, Inc.	S+4.50%	9.65%	6/14/2030	2,000,000	1,970,223	1,990,000	0.93
Total Aerospace & Defense					$5,471,263	$5,516,843	2.58%

Automotive
First Brands Group, LLC	S+5.00%	10.25%	3/30/2027	997,449	970,839	974,388	0.46
Holley Purchaser, Inc. (5) (6)	S+3.75%		11/17/2028	2,493,655	2,194,416	2,124,943	1.00
MajorDrive Holdings IV, LLC	S+5.50%	10.93%	6/1/2029	1,595,960	1,564,496	1,558,056	0.73
PAI Holdco, Inc.	L+3.75%	9.02%	10/28/2027	1,496,173	1,420,490	1,382,838	0.65
BBB Industries LLC	S+5.25%	10.45%	7/25/2029	3,984,987	3,796,015	3,772,229	1.77
First Brands Group, LLC	S+5.00%	10.26%	3/30/2027	3,980,000	3,833,079	3,885,475	1.82
American Auto Auction Group, LLC	S+5.00%	10.39%	12/30/2027	1,994,937	1,848,355	1,855,291	0.87
Total Automotive					$15,627,690	$15,553,220	7.30%

Banking, Finance, Insurance & Real Estate
OneDigital Borrower LLC	S+4.25%	9.45%	11/16/2027	994,950	976,255	977,538	0.46
Asurion, LLC	S+4.25%	9.45%	8/19/2028	2,992,500	2,801,704	2,841,019	1.33
Amynta Agency Borrower Inc.	S+5.00%	10.20%	2/28/2028	4,000,000	3,882,017	3,882,520	1.82
Acrisure, LLC	S+5.75%	10.82%	2/15/2027	3,989,975	3,949,684	3,999,950	1.88
Total Banking, Finance, Insurance & Real Estate					$11,609,660	$11,701,027	5.49%

Beverage, Food and Tobacco
Triton Water Holdings, Inc	S+3.25%	8.75%	3/31/2028	1,994,911	1,844,832	1,925,409	0.90
Total Beverage, Food and Tobacco					$1,844,832	$1,925,409	0.90%

Capital Equipment
MEI Buyer LLC (7) (8)	S+6.50%		6/12/2028	2,650,602	(79,476)	(79,518)	(0.04)
MEI Buyer LLC (8)	S+6.50%	11.60%	6/30/2029	15,221,687	14,765,207	14,765,036	6.93
MEI Buyer LLC (7) (8)	S+6.50%		6/12/2030	2,409,639	(36,131)	(36,144)	(0.02)
FCG Acquisitions Inc.	S+4.75%	10.49%	3/31/2028	1,644,351	1,607,981	1,612,829	0.76
Crosby US Acquisition Corp. (5)	S+4.75%	9.92%	6/26/2026	997,409	973,503	988,991	0.46
Titan Acquisition Limited (9)	S+3.00%	8.73%	3/28/2025	1,989,501	1,894,865	1,938,928	0.91
Star US Bidco, LLC (5)	S+4.25%	9.35%	3/17/2027	994,857	983,292	976,203	0.46
Eagle Parent Corp.	S+4.25%	9.49%	4/2/2029	2,992,424	2,958,347	2,912,616	1.37
Total Capital Equipment					$23,067,588	$23,078,941	10.83%

Chemicals, Plastics & Rubber
LSF11 a5 Holdco, LLC	S+4.25%	9.45%	10/15/2028	4,000,000	3,931,645	3,961,680	1.86
Cyanco Intermediate 2 Corp. (6)	S+4.75%		7/10/2028	3,000,000	2,940,000	2,917,500	1.37
Total Chemicals, Plastics & Rubber					$6,871,645	$6,879,180	3.23%

Construction & Building
ASP Blade Holdings, Inc. (5)	L+4.00%	9.19%	10/13/2028	1,079,752	929,592	934,299	0.44
Brand Industrial Services, Inc.	L+4.25%	9.40%	6/21/2024	997,347	945,704	983,424	0.46

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Schedule of Investments
June 30, 2023
(Unaudited)

Portfolio Company (1)	Reference Rate and Spread (2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Oscar AcquisitionCo, LLC	S+4.50%	9.84%	4/29/2029	2,491,219	2,420,506	2,431,006	1.14
Total Construction & Building					$4,295,802	$4,348,729	2.04%

Consumer Goods: Durable
Varsity Brands, Inc.	S+5.00%	10.27%	12/15/2026	1,992,494	1,890,983	1,911,140	0.90
Total Consumer Goods: Durable					$1,890,983	$1,911,140	0.90%

Consumer Goods: Non-Durable
Gloves Buyer, Inc.	S+5.00%	10.22%	12/29/2027	2,000,000	1,920,951	1,910,000	0.90
Journey Personal Care Corp.	L+4.25%	9.98%	3/1/2028	1,027,548	875,116	875,985	0.41
Wellness Merger Sub, Inc. (6)	S+6.00%		6/30/2026	3,975,000	3,736,500	3,778,237	1.77
BCPE Empire Holdings, Inc. (6)	S+4.63%		6/11/2026	2,000,000	1,997,500	1,990,000	0.93
BCPE Empire Holdings, Inc.	S+4.75%	9.84%	12/11/2028	2,000,000	1,980,169	1,992,820	0.94
Kronos Acquisition Holdings Inc.	S+6.00%	11.38%	12/22/2026	2,138,268	2,100,559	2,092,830	0.98
American Greetings Corporation	S+6.00%	11.10%	4/6/2028	2,992,500	2,940,090	2,989,508	1.40
Total Consumer Goods: Non-Durable					$15,550,885	$15,629,380	7.33%

Containers, Packaging & Glass
Tank Holding Corp.	S+6.00%	11.18%	3/31/2028	3,810,954	3,711,706	3,658,516	1.72
Tank Holding Corp. (7)	S+6.00%		3/31/2028	1,637,360	(21,266)	(65,494)	(0.03)
Pretium PKG Holdings, Inc.	L+4.00%	9.51%	10/2/2028	1,992,418	1,641,218	1,481,183	0.69
LABL, Inc.	S+5.10%	10.20%	10/29/2028	3,707,960	3,618,588	3,666,654	1.72
Total Containers, Packaging & Glass					$8,950,246	$8,740,859	4.10%

Energy: Electricity
Potomac Energy Center, LLC (6) (8)	L+6.00%		11/12/2026	9,858,330	9,217,539	9,217,539	4.32
Parkway Generation, LLC	S+4.75%	10.28%	2/18/2029	995,546	964,037	969,054	0.45
Total Energy: Electricity					$10,181,576	$10,186,593	4.77%

Energy: Oil & Gas
Epic Crude Services, LP (6)	L+5.00%		3/2/2026	4,000,000	3,807,500	3,801,240	1.78
Total Energy: Oil & Gas					$3,807,500	$3,801,240	1.78%

Environmental Industries
Patriot Container Corp.	S+3.75%	9.00%	3/20/2025	2,989,488	2,771,080	2,743,931	1.29
Total Environmental Industries					$2,771,080	$2,743,931	1.29%

Healthcare & Pharmaceuticals
Heartland Dental, LLC (6)	S+5.00%		4/28/2028	1,573,391	1,511,332	1,551,757	0.73
Help At Home, Inc.	S+5.00%	10.21%	10/29/2027	2,492,626	2,444,244	2,423,454	1.14
MED ParentCo LP	S+4.25%	9.47%	8/31/2026	1,994,819	1,857,225	1,846,105	0.87
NMN Holdings III Corp.	S+3.75%	8.97%	11/13/2025	1,778,541	1,585,565	1,538,438	0.72
NMN Holdings III Corp.	S+3.75%	8.97%	11/13/2025	381,659	340,248	330,135	0.16
Pediatric Associates Holding Company, LLC	S+4.50%	9.72%	12/29/2028	1,000,000	960,359	960,000	0.45
Physician Partners LLC	S+4.00%	9.39%	12/23/2028	997,475	943,817	935,133	0.44
Team Services Group	L+5.00%	10.27%	12/20/2027	993,661	974,517	960,543	0.45
Charlotte Buyer, Inc.	S+5.25%	10.40%	2/11/2028	4,977,494	4,843,642	4,866,744	2.28
Total Healthcare & Pharmaceuticals					$15,460,949	$15,412,309	7.24%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Schedule of Investments
June 30, 2023
(Unaudited)

Portfolio Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/ Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
High Tech Industries
Planview Parent, Inc.	S+4.00%	9.14%	12/17/2027	2,621,218	2,485,462	2,478,702	1.16
Ultimate Software Group Inc (The)	S+4.50%	9.78%	5/4/2026	2,000,000	1,950,782	1,993,340	0.94
AQA Acquisition Holding, Inc.	L+4.25%	9.44%	3/3/2028	870,381	857,578	855,150	0.40
Mitnick Corporate Purchaser, Inc	S+4.75%	9.90%	5/2/2029	1,492,481	1,448,594	1,443,976	0.68
CDK Global, Inc.	S+4.25%	9.49%	7/6/2029	1,492,500	1,490,717	1,487,336	0.70
Endure Digital Inc.	L+3.50%	8.79%	2/10/2028	994,924	904,019	925,279	0.43
Apttus Corporation	L+4.25%	9.52%	5/8/2028	2,992,385	2,925,356	2,925,057	1.37
Particle Investments S.a.r.l. (5) (10)	L+5.25%	10.75%	2/18/2027	994,540	988,478	977,762	0.46
TGG TS Acquisition Company	L+6.50%	11.72%	12/14/2025	3,473,621	3,469,987	3,372,017	1.58
Total High Tech Industries					$16,520,973	$16,458,619	7.72%

Hotel, Gaming & Leisure
Ranger Holdco Spe LLC (8)	15.00%	15.00%	6/13/2030	16,500,000	15,004,322	17,655,000	8.28
Fertitta Entertainment, LLC	S+4.00%	9.15%	1/27/2029	997,475	980,495	983,141	0.46
TouchTunes Interactive Networks, Inc.	S+5.00%	10.24%	4/2/2029	2,241,847	2,239,464	2,230,637	1.05
Total Hotel, Gaming & Leisure					$18,224,281	$20,868,778	9.79%

Media: Advertising, Printing & Publishing
Renaissance Holding Corp.	S+4.75%	8.13%	4/5/2030	4,932,950	4,793,595	4,865,122	2.28
Total Media: Advertising, Printing & Publishing					$4,793,595	$4,865,122	2.28%

Media: Broadcasting & Subscription
Neptune Bidco US Inc.	S+4.75%	9.66%	10/11/2028	4,500,000	3,907,400	3,898,125	1.83
Neptune Bidco US Inc.	S+5.00%	10.00%	4/11/2029	5,300,000	4,873,550	4,653,400	2.18
Total Media: Broadcasting & Subscription					$8,780,950	$8,551,525	4.01%

Retail
Eyemart Express LLC	L+3.00%	8.19%	8/31/2027	1,692,434	1,574,606	1,565,502	0.74
Cardenas Markets, Inc. (6)	S+6.75%		8/1/2029	2,247,487	2,211,613	2,221,731	1.04
Michaels Companies, Inc.	S+4.25%	9.75%	4/15/2028	994,924	918,989	878,767	0.41
Staples, Inc.	L+5.00%	10.30%	4/16/2026	1,000,000	945,197	852,660	0.40
Total Retail					$5,650,405	$5,518,660	2.59%

Services: Business
J-O Building Company LLC (8)	S+6.75%	11.92%	5/25/2028	11,975,000	11,795,665	11,795,375	5.53
Lincoln Metal Shop, Inc. (8)	S+6.00%	11.38%	6/7/2027	23,773,243	23,306,233	23,297,778	10.93
AVSC Holding Corp.	L+3.25%	8.68%	3/3/2025	3,987,057	3,832,944	3,884,908	1.82
Imagefirst Holdings, LLC	S+5.00%	10.39%	4/27/2028	3,333,333	3,251,940	3,241,667	1.52
Imagefirst Holdings, LLC (7)	S+5.00%		4/27/2028	666,667	(16,188)	(18,333)	(0.01)
RelaDyne Inc.	S+4.25%	9.35%	12/22/2028	1,994,949	1,924,753	1,940,088	0.91
Mermaid BidCo Inc.	S+4.50%	9.78%	12/22/2027	1,997,462	1,959,622	1,972,494	0.93
DTI Holdco, Inc.	S+4.75%	9.80%	4/26/2029	1,492,481	1,438,804	1,382,873	0.65
Nielsen Consumer Inc.	S+6.25%	11.35%	3/6/2028	1,305,842	1,168,044	1,232,937	0.58
RelaDyne Inc.	S+5.00%	10.10%	12/22/2028	2,000,000	1,902,672	1,972,500	0.93
Rinchem Company, Inc.	S+4.25%	9.59%	3/2/2029	994,975	959,278	934,033	0.44

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Schedule of Investments
June 30, 2023
(Unaudited)

Portfolio Company (1)	Reference Rate and Spread (2)	Interest Rate (2)	Maturity Date	Par Amount/ Units	Amortized Cost (3)	Fair Value	Percentage of Net Assets
Indy US Bidco, LLC (6)	S+6.25%		3/6/2028	2,694,158	2,397,801	2,543,743	1.19
Total Services: Business					$53,921,568	$54,180,063	25.42%

Services: Consumer
Wrench Group LLC	S+4.50%	9.84%	4/30/2026	3,416,192	3,371,026	3,382,030	1.59
Total Services: Consumer					$3,371,026	$3,382,030	1.59%

Transportation: Cargo
Kenan Advantage Group, Inc.	S+4.00%	9.73%	3/24/2026	3,000,000	2,971,559	2,992,500	1.40
LaserShip, Inc.	L+4.50%	9.69%	5/7/2028	1,015,836	890,092	832,985	0.39
Rand Parent, LLC	S+4.25%	9.49%	3/17/2030	2,992,500	2,880,875	2,805,469	1.32
Total Transportation: Cargo					$6,742,526	$6,630,954	3.11%

Transportation: Consumer
First Student Bidco Inc.	S+4.00%	9.00%	7/21/2028	1,865,045	1,827,744	1,821,925	0.85
First Student Bidco Inc.	S+4.00%	9.34%	7/21/2028	130,174	127,580	127,165	0.06
Sabre GLBL Inc. (5)	S+5.00%	10.20%	6/30/2028	669,678	575,264	530,385	0.25
Total Transportation: Consumer					$2,530,588	$2,479,475	1.16%

Utilities: Electric

Kestrel Acquisition, LLC (6)	L+4.25%		6/2/2025	158,494	153,598	152,427	0.07
Edgewater Generation, LLC	S+3.75%	8.97%	12/13/2025	3,000,000	2,862,498	2,773,590	1.30
Total Utilities: Electric					$3,016,096	$2,926,017	1.37%

Total First and Second Lien Debt					$250,953,707	$253,290,044	118.82%

Total Investments—non-controlled/non-affiliated					$250,953,707	$253,290,044	118.82%

Total Investments Portfolio					$250,953,707	$253,290,044	118.82%
Cash Equivalents
State Street Institutional Money Market Fund (11)					516,695	516,695	0.24
Total Cash Equivalents					$516,695	$516,695	0.24%
Total Portfolio Investments and Cash Equivalent					$251,470,402	$253,806,739	119.06%
Liabilities in excess of Other Assets						$(40,637,973)	(19.06)%
Net Assets						$213,168,766	100.00%

(1)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR (“L”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month L or S rates. As of June 30, 2023, rates for the 6 month, 3 month and 1 month L are 5.76%, 5.55%, and 5.22%, respectively. As of June 30, 2023, 6 month, 3 month and 1 month S are 5.39%, 5.27% and 5.14%, respectively.

(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets totaled 2.4% of the Company’s total assets.

(6)	Position or portion thereof unsettled as of June 30, 2023.
(7)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative fair value is the result of the commitment being valued below par.

(8)	Investment valued using unobservable inputs (Level 3). See Note 4.
(9)	The issuer of this investment is domiciled in Canada.
(10)	The issuer of this investment is domiciled in Luxembourg.
(11)	The annualized seven-day yield as of June 30, 2023 is 4.94%.

The accompanying notes are an integral part of these consolidated financial statements.

 Notes to the Consolidated Financial Statements (unaudited)

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

Subject to the supervision of the Company’s Board of Trustees (the “Board”), a majority of which are trustees who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”), the Advisor manages the Company’s day-to-day operations and provides the Company with investment advisory and management services.
Fiscal Year End

The Company was formed on February 10, 2022, and commenced operations on February 1, 2023. Its fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.  These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the consolidated financial statements presented herein.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiary, KLCC SPV GS1 LLC, in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash and cash equivalents are carried at cost, which approximates fair value.  As of June 30, 2023, we had $311,333 of restricted cash related to collateral held for the Secured Credit Facility (as defined below) and presented in the statements of assets and liabilities. This is further discussed in Note 5.

Realized Gains/Losses

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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. The amortized cost of debt investments represents the original cost, including fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.

Fee Income

In the general course of its business, the Company receives certain fees, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as fee income in investment income when earned.

PIK Income

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized over the contractual term of the borrowing.

Receivable for Investments Sold and Payable for Investments Purchased

Receivable for investments sold and payable for investments purchased represent unsettled investments.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2023, there were no loans placed on non-accrual status.

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

Offering costs in connection with the offering of Common Shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months. Initial offering costs were amortized beginning February 1, 2023, the commencement of operations.

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the three and six months ended June 30, 2023, the Advisor and its affiliates incurred organization and offering costs of $0 and $328,240, respectively, on behalf of the Company. For the three months and the period from February 10, 2022 (date of inception) to June 30, 2022, the Advisor and its affiliates incurred organization and offering costs of $64,948 and $97,635, respectively, on behalf of the Company. As of June 30, 2023, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities. As of June 30, 2023, the total amount owed to the Advisor and its affiliates for expenses incurred on behalf of the Company is included in Due to Advisor and affiliates in the Statement of Assets and Liabilities.

Income Taxes

The Company intends to elect to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. The Company did not record any tax provision in the current period. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

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

Note 3. Related Party Transactions

Administration Agreement

Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include responsibility for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator, has retained State Street as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

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

Under the Advisory Agreement, the Company pays the Advisor fees for investment management services consisting of a base management fee (the “Base Management Fee”) and an incentive fee (the “Incentive Fee”).
Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the three and six months ended June 30, 2023, the management fee was $655,300 and $866,349, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the three months and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, the management fee, net of waiver was $655,300 and $738,209, respectively.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of income and a portion is based on a percentage of capital gains, each as described below.

Income-Based Incentive Fee. The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

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

For the three and six months ended June 30, 2023, no income-based incentive fees were paid or accrued.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the six months ended June 30, 2023, the Company accrued capital gains incentive fees of $317,514, of which none was currently payable on such date under the Advisory Agreement.

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

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to in the Expense Support Agreement as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company under the Expense Support Agreement are referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

For the three and six months ended June 30, 2023, the Advisor provided $691,769 of expense support.

The Company did not have any obligation to make a Reimbursement Payment as of June 30, 2023 or December 31, 2022 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $1,288,330.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2023 was as follows:

	June 30, 2023
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First lien debt	$235,949,385	$235,635,044	93.03%
Second lien debt	15,004,322	17,655,000	6.97%
Total investments	$250,953,707	$253,290,044	100.00%

The industry composition of investments based on fair value as of June 30, 2023 was as follows:

June 30, 2023
Services: Business	21.39%
Capital Equipment	9.11
Hotel, Gaming & Leisure	8.24
High Tech Industries	6.50
Consumer Goods: Non-Durable	6.17
Automotive	6.14
Healthcare & Pharmaceuticals	6.08
Banking, Finance, Insurance & Real Estate	4.62
Energy: Electricity	4.02
Containers, Packaging & Glass	3.45
Media: Broadcasting & Subscription	3.38
Chemicals, Plastics & Rubber	2.72
Transportation: Cargo	2.62
Retail	2.18
Aerospace & Defense	2.18
Media: Advertising, Printing & Publishing	1.92
Construction & Building	1.72
Energy: Oil & Gas	1.50
Services: Consumer	1.33
Utilities: Electric	1.16
Environmental Industries	1.08
Transportation: Consumer	0.98
Beverage, Food and Tobacco	0.76
Consumer Goods: Durable	0.75
Total	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$248,070,364	$250,373,354	98.85%	117.45%
Canada	1,894,865	1,938,928	0.76	0.91
Luxembourg	988,478	977,762	0.39	0.46
Total	$250,953,707	$253,290,044	100.00%	118.82%

The following table presents the fair value hierarchy of the Company’s investment portfolio as of June 30, 2023:

	June 30, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$176,674,978	$58,960,066	$235,635,044
Second Lien Debt	—	—	17,655,000	17,655,000
Total investments	$—	$176,674,978	$76,615,066	$253,290,044

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2023, respectively:

	First Lien Debt	Second Lien Debt	Total
Balance as of April 1, 2023	$—	$—	$—
Purchases of investments	59,279,599	13,500,000	72,779,599
Proceeds from principal pre-payments and sales of investments	(325,927)	—	(325,927)
Payment-in-kind	—	1,500,000	1,500,000
Net accretion of discount on investments	15,365	4,322	19,687
Net change in unrealized appreciation/depreciation	(8,971)	2,650,678	2,641,707
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of June 30, 2023	$58,960,066	$17,655,000	$76,615,066

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(8,971)	$2,650,678	$2,641,707

	First Lien Debt	Second Lien Debt	Total
Balance as of February 1, 2023 (commencement of operations)	$—	$—	$—
Purchases of investments	59,279,599	13,500,000	72,779,599
Proceeds from principal pre-payments and sales of investments	(325,927)	—	(325,927)
Payment-in-kind	—	1,500,000	1,500,000
Net accretion of discount on investments	15,365	4,322	19,687
Net change in unrealized appreciation/depreciation	(8,971)	2,650,678	2,641,707
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of June 30, 2023	$58,960,066	$17,655,000	$76,615,066

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(8,971)	$2,650,678	$2,641,707

Level 2 investments are valued using prices obtained from pricing services. The Company had no transfers between levels during the three months ended June 30, 2023 and the period from February 1, 2023 (commencement of operations) to June 30, 2023.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of June 30, 2023 were as follows:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average (3)
Second Lien Debt	$17,655,000	Discounted cash flow	Discount rate (1)	15%	15%
First Lien Debt	58,960,066	Transactional Value (2)	N/A	N/A	N/A
	76,615,066
(1)	Significant increases in discount rates would result in a significantly lower fair value measurement.
(2)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio companies since the transaction date.

(3)	Unobservable inputs were weighted by the relative fair value of investments.

Note 5.	Borrowings

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of June 30, 2023 is $300 million, which can be drawn in U.S. dollars subject to certain conditions. The maturity date of the Secured Credit Facility is May 1, 2028.

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) if the percentage of loans that are broadly syndicated loans (“BSL”) is 60% or higher on each day during such interest period, 3.25%, (ii) if the percentage of loans that are BSL is less than 60% during any day during such interest period but higher than 30% on each day during such interest period, 3.35% and (iii) in relation to either (A) any period in the 18 months following the closing of the Secured Credit Facility during which the percentage of loans that are BSL is less than 30% on any day during such interest period or (B) any interest period that occurs more than 18 months following the closing of the Secured Credit Facility, 3.50%.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 and on any payments received by KLCC SPV GS1 in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the debts of the Company. As of June 30, 2023, the Company was in compliance with all covenants and other requirements.

The estimated fair value of the Secured Credit Facility approximated the principal value of $13,500,000 on the consolidated statement of assets and liabilities as of June 30, 2023 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

Debt obligations consisted of the following as of June 30, 2023:

Total Debt Outstanding	$13,500,000
Average Debt Outstanding	$1,616,667
Effective Interest Rate	8.49%
Weighted Average Interest Rate	8.49%
Asset Coverage Ratio	1,679%

For the three and six months ended June 30, 2023, the components of interest expense related to the Secured Credit Facility were as follows:

	Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Borrowing interest expense	$22,875	$22,875
Unused facility fee	505,639	505,639
Amortization of deferred financing costs	133,881	133,881
Total interest and debt financing expense	$662,395	$662,395

Note 6:	Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of June 30, 2023, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

           From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

June 30, 2023
Unfunded delayed draw term loan commitments	$4,713,665
Unfunded revolver obligations	2,650,602
Total Unfunded	$7,364,267

Note 7.	Net Assets

Subscriptions

The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We offer on a continuous basis our Common Shares (the “Private Offering”), pursuant to the terms set forth in the Company’s Confidential Private Placement Memorandum and subscription agreements that we enter into with investors in connection with the Private Offering (each, a “Subscription Agreement”). Although the Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, there can be no assurance that we will not need to suspend our continuous offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

The Company seeks to raise equity capital through private placements on a continuous basis through one or more closings (“Closings”) at which the Company will accept funds from investors in connection with such investors’ purchases of Common Shares (the first such Closing the “Initial Closing” and each subsequent closing a “Subsequent Closing”). The Initial Closing occurred on February 1, 2023 (the “Initial Closing Date”). Each Subsequent Closing will generally occur on a monthly basis on the last calendar day of the month or on a date as determined by the Company or the Advisor in its sole discretion.

Each investor is required to fully fund its subscription amount by wire to the Company’s bank account on or before the last business day of the month of its respective Closing. Any shareholder that seeks to purchase additional Common Shares will be required to enter into an additional, short form Subscription Agreement with the Company (a “Short Form Subscription Agreement”). For the avoidance of doubt, each shareholder that enters into a Short Form Subscription Agreement will be required to fully fund its additional subscription amount by wire to the Company’s bank account on or before the last business day of the month of its respective Closing. In exchange for its subscription amount, each investor will receive an amount of Common Shares equal to its subscription amount divided by the applicable price per Common Share (“Price Per Common Share”). The Price Per Common Share shall mean the Company’s then-calculated net asset value per Share determined by the Company as of a date within 48 hours of the Closing Date, which will be determined in accordance with the limitations under Section 23 of the 1940 Act. The Company may set the per-Common Share price above the then-calculated net asset value per Common Share based on a variety of factors, including the total amount of the Company’s organizational and other expenses. The minimum investment for any Subscription Agreement and any Short Form Subscription Agreement is $10,000.

The Company is authorized to issue an unlimited number of Common Shares. On December 23, 2022, the Advisor purchased 500 Common Shares of the Company for aggregate proceeds of $10,000. On February 1, 2023, Kennedy Lewis Management purchased 40,100 Common Shares of the Company for aggregate proceeds of $802,000. On May 1, 2023, a related party purchased 62,877 Common Shares of the Company for aggregate proceeds of $1,250,000.

The following table summarizes the total Common Shares issued and proceeds received during the period from the Company’s inception to June 30, 2023:

Date of Closing	Common Shares Issued	NAV per Common Share	Subscription Price Per Common Share	Proceeds Received
June 1, 2023	3,579	$19.55	$19.56	$70,000
May 1, 2023	62,877	$19.87	$19.88	$1,250,000
March 31, 2023	6,314,993	$19.78	$19.81	$125,100,000
March 1, 2023	50,251	$19.80	$19.90	$1,000,000
February 1, 2023	4,037,850	$20.00	$20.00	$80,757,000
December 31, 2022	500	$20.00	$20.00	$10,000
Totals	10,470,050			$208,187,000

Repurchases

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

Prior to any Liquidity Event (as defined below), and subject to market conditions and the Advisor’s commercially reasonable judgment, the Company intends to offer quarterly repurchases, with the first quarterly repurchase offer having commenced on the first business day of the second quarter of 2023. A “Liquidity Event” is defined as including (1) an IPO or Exchange Listing, or (2) a Sale Transaction.  A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. Thereafter, each repurchase offer will generally commence approximately 90 days prior to the applicable quarter-end repurchase date. With respect to any such repurchase offer, investors tendering shares must do so by a date specified in the notice describing the terms of the repurchase offer.

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

On April 6, 2023, the Company commenced its initial tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of March 30, 2023 (approximately 520,180 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on May 4, 2023 and not withdrawn. No shareholders tendered by the deadline.

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

The following table summarizes the distribution declarations and Common Shares issued pursuant to the DRP for the three and six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
May 9, 2023	May 9, 2023	June 29, 2023	$0.30	$3,139,941	155,348

Of the total distribution declared, $102,893 was distributed in cash.

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.

Through June 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares:

	Per Share	Amount
Net investment income	0.24	$2,544,546
Net realized gains	0.02	180,229
Distributions in excess of net investment income	0.04	415,166
Total	0.30	$3,139,941

Note 8.	Financial Highlights

The following are financial highlights for the six months ended June 30, 2023 and for the period from February 10, 2022 (date of inception) to June 30, 2022:

	For the Six Months Ended June 30, 2023	For the Period from February 10, 2022 (date of inception) to June 30, 2022(5)
Per Share Data:
Net asset value, beginning of period	$20.00	$—
Results of operations:
Net investment income (loss)(1)	0.38	—
Net unrealized and realized gain (loss)(2)	(0.02)	—
Net increase (decrease) in net assets resulting from operations	0.36	—
Distribution declared (8)	(0.30)	—
Total increase (decrease) in net assets	0.06	—
Net asset value, end of period	$20.06	$—
Total return based on NAV (3)	1.80%	—%
Shares outstanding, end of period	10,625,397	—

Ratios and supplemental data:
Net assets, end of period	$213,168,766	$—
Weighted-average net assets	131,835,908	—
Weighted-average shares outstanding	6,638,018	—
Ratio of net expenses to average net assets (4)	5.33%	—%
Ratio of net expenses before voluntary waivers to average net assets	5.42%	—%
Ratio of net investment income to average net assets (4)	4.26%	—%
Portfolio turnover (6)	35%	N/A
Asset Coverage Ratio (7)	1,679%	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The amount shown for a Common Share outstanding does not correspond with the aggregate realized and unrealized gain (loss) on investments for the period due to the timing of capital share transactions of Common Shares in relation to fluctuating market values of investments of the Company.

(3)
Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period. Total return is not annualized.

(4)	Annualized, with the exception of certain non-recurring expenses.
(5)	All expenses were waived for the period. There was no activity other than organization and offering costs incurred for the period from February 10, 2022 (date of inception) to June 30, 2022.
(6)	Calculated for the period February 1, 2023 (commencement of operations) to June 30, 2023.
(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.
(8)	Distributions are based on the number of shares outstanding on the date the distribution was declared.

Note 9.	Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On August 7, 2023, the Board of Trustees declared a distribution of $0.38 per share for the third quarter of 2023, payable on August 21, 2023 to shareholders of record on August 7, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Kennedy Lewis Capital Company (“we”, “us”, “our” and the “Company”) and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

Financial and Operating Highlights

At June 30, 2023
Investment Portfolio	$253,290,044
Net assets	$213,168,766
Debt	$13,500,000
Net asset value per share	$20.06

Portfolio Activity for the Six Months Ended June 30, 2023
Purchases during the period	$303,557,803
Sales or repayments during the period	$54,570,476
Net investments during the period	$248,987,327
Number of portfolio companies at end of period	83
Weighted average contractual interest rate of investment commitments based on par	10.53%

Portfolio and Investment Activity

We commenced investment operations on February 1, 2023. Accordingly, there is no activity in the comparable period for the three or six months ended June 30, 2022.

As of June 30, 2023 and March 31, 2023, our investments consisted of the following:

	June 30, 2023 Fair Value	Percentage of Total Investments at Fair Value
First Lien Debt	$235,635,044	93.03%
Second Lien Debt	17,655,000	6.97%
Total	$253,290,044	100%

	March 31, 2023 Fair Value
First Lien Debt	$93,651,260	100%
Total	$93,651,260	100%

As of the periods ended June 30, 2023 and March 31, 2023, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

We commenced investment operations on February 1, 2023, and therefore do not have prior periods with which to compare investment results. For the period from February 10, 2022 (Inception Date) through June 30, 2022 and for the three months ended June 30, 2022, we incurred only organizational and offering costs. Our operating results for the three and six months ended June 30, 2023, and for the period from February 10, 2022 (Inception Date) through June 30, 2022 and the three months ended June 30, 2022, were as follows:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023	For the period from February 10, 2022 (Inception Date) to June 30, 2022	For the Three Months Ended June 30, 2022
Total investment income	$4,694,723	$5,677,206	$—	$—
Less: Net expenses	2,138,462	3,132,660	—	—
Net investment income (loss)	2,556,261	2,544,546	—	—
Net realized gains (losses)	90,376	203,776	—	—
Net change in unrealized gains (losses)	3,307,416	2,336,337	—	—
Net increase (decrease) in net assets resulting from operations	$5,954,053	$5,084,659	$—	$—
Net investment income (loss) per share	$0.24	$0.24	$—	$—
Net increase (decrease) in net assets resulting from operations per share	$0.56	$0.48	$—	$—

Investment Income

Investment income for the three and six months ended June 30, 2023 was driven by our deployment of capital since February 1, 2023 (commencement of operations) and an increasing invested balance. There was no investment income prior to February 1, 2023. The composition of our investment income for three months ended June 30, 2023 and the period from February 1, 2023 (commencement of operations) to June 30, 2023 was as follows:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Interest from investments	$4,691,444	$5,673,927
Fee income	3,279	3,279
Total investment income	$4,694,723	$5,677,206

Operating Expenses

The composition of our operating expenses for the three months ended June 30, 2023, and for the period from February 10, 2022 (Inception Date) through June 30, 2022 were as follows:

	For the Three Months Ended June 30, 2023	For the period from February 10, 2022 (Inception Date) to June 30, 2022
Interest and debt fee expense	$528,514	$—
Management fees	655,300	—
Capital gains incentive fee	317,514	—
Directors’ fees and expenses	100,000	—
Professional fees	534,712	—
Deferred financing expense	133,881	—
Administrative service expenses	216,233	—
Other expenses	155,469	—
Organization costs	32,938	57,890
Amortization of continuous offering costs	155,670	—
Total expenses	2,830,231	57,890
Management fee waiver	—	—
Expense waiver	(691,769)	(57,890)
Net expenses	$2,138,462	$—

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

 Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended June 30, 2023 and the period from February 1, 2023 (commencement of operations) to June 30, 2023 were as follows (dollars in thousands). There was no investing activity prior to February 1, 2023 (commencement of operations), and therefore no comparative information is included.

	For the Three Months Ended June 30, 2023	For the period from February 1, 2023 (commencement of operations) to June 30, 2023
Net realized gains (losses)	$90,376	$203,776
Net change in unrealized gains (losses) on investments	3,307,416	2,336,337
Net realized and unrealized gains (losses)	$3,397,792	$2,540,113

Liquidity and Capital Resources

We generate cash from (1) private placements, at which we will accept funds from investors in connection with such investors’ purchases of Common Shares, (2) cash flows from investments and operations, and (3) borrowings from banks or other lenders. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us.

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Advisor and the Administrator), (3) debt service of any borrowings and (4) cash distributions to the Company’s shareholders.

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2023, we had $13.5 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 1,679%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Sale of Unregistered Securities

The following tables shows the issuances of Common Shares, which were made pursuant to Subscription Agreements entered into with participating investors during the six months ended June 30, 2023:

Date of Issuance	Common Shares Issued	Subscription Price per Common Share	Aggregate Consideration
February 1, 2023	4,037,850	$20.00	$80,757,000
March 1, 2023	50,251	19.90	1,000,000
March 31, 2023	6,314,993	19.81	125,100,000
May 1, 2023	62,877	19.88	1,250,000
June 1, 2023	3,579	19.56	70,000
	10,469,550		$208,177,000

Distributions

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

On May 9, 2023, we declared a distribution of $0.30 per share, paid on June 29, 2023 to shareholders of record as of May 9, 2023.

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

Related Party Transactions and Agreements

Administration Agreement

Kennedy Lewis Management LP serves as our administrator pursuant to an administration agreement (the “Administration Agreement”). Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator has retained State Street Bank and Trust Company, a Massachusetts trust company, as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

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

Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Advisor manages the Company’s day-to-day operations and provides investment advisory services to the Company, pursuant to an investment advisory agreement (as amended, the “Advisory Agreement”). Under the terms of the Advisory Agreement, the Advisor (i) determines the composition of the Company’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments the Company makes; (iii) executes, closes, services and monitors the investments the Company makes; (iv) determines the securities and other assets that the Company purchases, retains or sells; (v) performs due diligence on prospective portfolio companies; and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds. Under the Advisory Agreement, the Company pays the Advisor fees for investment management services consisting of the Base Management Fee and the Incentive Fee. See Note 3 to the consolidated financial statements—“Related Party Transactions” for additional information.

For the three and six months ended June 30, 2023, the net management fee was $655,300 and $738,209, respectively. For the six months ended June 30, 2023, the Company accrued capital gains incentive fees of $317,514, of which none was payable on such date under the Advisory Agreement.

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

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.00% (on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating Expenses” include the Company’s organizational and offering expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding Base Management Fees and Incentive Fees owed to the Advisor and any interest expenses owed by the Company. See Note 3 to the consolidated financial statements—“Related Party Transactions” for additional information.

As of June 30, 2023, the total expense support provided by the Advisor since inception was $1,288,330.

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of June 30, 2023. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2023, we had $4,713,665 in unfunded delayed draw term loan commitments and $2,650,602 in unfunded revolver commitments.

Commitments

In the ordinary course of business, we may enter into future funding commitments. We maintain sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. Please refer to Note 6 in the notes to our consolidated financial statements—“Commitments and Contingencies” for further detail of these unfunded commitments.

Recent Developments

We have evaluated recent developments through the date of issuance of these consolidated financial statements and determined that there are no recent developments outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.

Significant Accounting Estimates and Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP.  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the FASB ASC Topic 946, Financial Services – Investment Companies.  These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.

While our significant accounting policies are also described in Note 2 of the notes to our consolidated financial statements—“Significant Accounting Policies”, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements.

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

Offering costs in connection with the offering of Common Shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months. Initial offering costs were amortized beginning February 1, 2023, the commencement of operations.

On June 26, 2023, the Company filed with the SEC an initial registration statement on Form N-2. The Company records expenses related to registration statement filings and applicable offering costs as deferred financing costs in other assets and a portion of these expenses are charged as a reduction of capital upon completion of an offering of registered securities. The costs associated with any subsequent renewals of the Company’s registration statements are expensed as incurred.

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the three and six months ended June 30, 2023, the Advisor and its affiliates incurred organization and offering costs of $0 and $328,240, respectively, on behalf of the Company. For the three months and the period from February 10, 2022 (date of inception) to June 30, 2022, the Advisor and its affiliates incurred organization and offering costs of $64,948 and $97,635, respectively, on behalf of the Company. As of June 30, 2023, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities. As of June 30, 2023, the total amount owed to the Advisor and its affiliates for expenses incurred on behalf of the Company is included in payable to the Advisor and its affiliates in the Statement of Assets and Liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR and LIBOR, may fluctuate over time. As of June 30, 2023, 100% of investments at fair value represent floating-rate investments with a reference rate floor and none of our debt investments at fair value represent fixed-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of June 30, 2023 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$7,870,970	405,000	7,465,970
Up 200 basis points	5,247,314	270,000	4,977,314
Up 100 basis points	2,623,657	135,000	2,488,657
Down 100 basis points	(2,623,657)	(135,000)	(2,488,657)
Down 200 basis points	(5,247,314)	(270,000)	(4,977,314)
Down 300 basis points	(7,839,294)	(405,000)	(7,434,294)

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2023. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management is not aware of any pending or threatened material litigation.

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

There have been no material changes during the three months ended June 30, 2023 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Form 10 Registration Statement and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

3.1	Amended and Restated Agreement and Declaration of Trust(1)

3.2	By-Laws(2)

10.1
Secured Credit Facility Agreement, dated as of April 20, 2023, by and among KLCC SPV GS1 LLC, as Borrower, Various Lenders, Goldman Sachs Bank USA, as Syndication Agent and Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent, Collateral Custodian and Collateral Administrator(3)

31.1*	Certification of the President pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Form 10 Registration Statement filed on January 13, 2023.
(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Form 10 Registration Statement filed on January 13, 2023.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kennedy Lewis Capital Company

Date: August 11, 2023	By:	/s/ James Didden
	Name: Title:	James Didden President

Date: August 11, 2023	By:	/s/ Anthony Pasqua
	Name: Title:	Anthony Pasqua Chief Financial Officer