Form 10-Q
period 2023-09-30
Kennedy Lewis Capital Co
filed 2023-11-13
CIK 1911321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 10,783,678 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on November 13, 2023.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kennedy Lewis Capital Company
Consolidated Statements of Assets and Liabilities

	September 30, 2023 (Unaudited)	December 31, 2022

Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $323,715,079 and $0 at September 30, 2023 and December 31, 2022, respectively)	$328,646,501	$—
Cash and cash equivalents	35,099,249	10,000
Restricted cash and cash equivalents	19,982,745	—
Interest and fee receivable from non-controlled/non-affiliated investments	2,281,278	—
Deferred financing costs (net of $307,362 and $0 in amortized expenses at September 30, 2023 and December 31, 2022, respectively)	3,137,729	—
Deferred offering costs (net of $508,503 and $0 in amortized expenses at September 30, 2023 and December 31, 2022, respectively)	704,301	401,174
Receivable for investments sold	10,944,123	—
Due from Advisor	768,088	596,562
Other assets	26,959	—
Total assets	$401,590,973	$1,007,736

Liabilities
Credit Facility (Note 5)	145,000,000	—
Payable for investments purchased	30,543,395	—
Deferred financing cost payable	1,500,000	—
Due to Advisor and affiliates	207,767	997,736
Management fees payable	676,482	—
Capital gains incentive fee payable	747,254	—
Interest and credit facility fees payable	2,439,575	—
Offering costs payable	249,684	—
Accrued expenses and other liabilities	670,901	—
Total liabilities	$182,035,058	$997,736

Commitments and contingencies (Note 6)

Net Assets
Common shares, $0.01 par value (10,769,456 and 500 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	107,695	5
Additional paid in capital	214,040,436	9,995
Distributable earnings (loss)	5,407,784	—
Total net assets	$219,555,915	$10,000
Total liabilities and net assets	$401,590,973	$1,007,736
Net asset value per share	$20.39	$20.00

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the period from February 10, 2022 (date of inception) to September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$9,150,770	$—	$14,824,697	$—
Fee income	22,706	—	25,985	—
Total investment income	9,173,476	—	14,850,682	—

Expenses:
Interest and debt fee expense	3,171,049	—	3,699,563	—
Management fees	676,482	—	1,542,831	—
Income incentive fee	465,852	—	465,852	—
Capital gains incentive fee	429,740	—	747,254	—
Directors’ fees and expenses	100,000	—	266,667	—
Professional fees	497,075	—	1,444,531	—
Deferred financing expense	173,481	—	307,362	—
Administrative service expenses	298,898	—	649,556	—
Other expenses	132,888	—	309,629	—
Organization costs	1,211	80,601	219,683	138,491
Amortization of continuous offering costs	262,186	—	508,503	—
Total expenses	6,208,862	80,601	10,161,431	138,491
Expenses waived by the Advisor (Note 3)	(768,088)	(80,601)	(1,459,857)	(138,491)
Management fee waiver	—	—	(128,140)	—
Income incentive fee waiver	(465,852)	—	(465,852)	—
Net expenses	4,974,922	—	8,107,582	—
Net investment income	4,198,554	—	6,743,100	—

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,595,085	—	4,931,422	—
Net change in unrealized appreciation (depreciation)	2,595,085	—	4,931,422	—
Realized gain (loss):
Non-controlled/non-affiliated investments	709,438	—	913,214	—
Net realized gain (loss)	709,438	—	913,214	—
Net realized and unrealized gain (loss)	3,304,523	—	5,844,636	—
Net increase (decrease) in net assets resulting from operations	$7,503,077	$—	$12,587,736	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Statements of Changes in Net Assets
(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the period from February 10, 2022 (date of inception) to September 30, 2022
Operations:
Net investment income	$4,198,554	$—	$6,743,100	$—
Net realized gain (loss)	709,438	—	913,214	—
Net change in unrealized appreciation (depreciation)	2,595,085	—	4,931,422	—
Net increase (decrease) in net assets resulting from operations	7,503,077	—	12,587,736	—

Capital transactions:
Proceeds from shares sold	424,300	—	208,601,300	—
Distribution of earnings	(4,040,011)	—	(7,179,952)	—
Reinvestments of distributions	2,499,783	—	5,536,831	—
Net increase (decrease) from share transactions	(1,115,928)	—	206,958,179	—
Total increase (decrease) in net assets	6,387,149	—	219,545,915	—
Net Assets, beginning of period	213,168,766	—	10,000	—
Net Assets, end of period	$219,555,915	$—	$219,555,915	$—

Capital Share activity:
Share sold	21,037	—	10,490,588	—
Shares issues from the reinvestment of dividends	123,021	—	278,368	—
Net increase in share outstanding	144,058	—	10,768,956	—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2023	For the period from February 10, 2022 (date of inception) to September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,587,736	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(4,931,422)	—
Net realized (gain) loss on investments	(913,214)	—
Payment-in-kind interest capitalized	(2,127,784)	—
Net accretion of discount and amortization of premium	(887,350)	—
Amortization of deferred financing costs	307,362	—
Amortization of offering costs	508,503	—
Purchases of investments	(413,366,059)	—
Proceeds from sale of investments and principal repayments	93,579,328	—
Changes in operating assets and liabilities:
Interest receivable	(2,281,278)	—
Deferred offering costs	(561,946)	(170,613)
Receivable for investments sold	(10,944,123)	—
Due from Advisor	(171,526)	(138,491)
Other assets	(26,959)	—
Payable for investments purchased	30,543,395	—
Due to Advisor and affiliates	(789,969)	309,104
Management fee payable	676,482	—
Capital gains incentive fee payable	747,254	—
Interest and credit facility fees payable	2,439,575	—
Accrued expenses and other liabilities	670,901	—
Net cash provided by (used in) operating activities	(294,941,094)	—

Cash flows from financing activities:
Proceeds from Secured Credit Facility	170,000,000	—
Repayment of Secured Credit Facility	(25,000,000)	—
Deferred financing costs paid	(1,945,091)	—
Dividends paid in cash	(1,643,121)	—
Proceeds from issuance of common shares	208,601,300	—
Net cash provided by (used in) financing activities	350,013,088	—
Net increase (decrease) in cash and cash equivalents	55,071,994	—
Cash, cash equivalents and restricted cash, beginning of period	10,000	—
Cash, cash equivalents and restricted cash, end of period	$55,081,994	$—

Supplemental information and non-cash activities:
Cash paid for interest	1,259,988	—
Reinvestment of distributions	5,536,831	—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Services: Business
KKR Tinder TFC Aggregator L.P. (5)				14,792,309	$14,792,309	$14,792,309	6.74
Total Services: Business					$14,792,309	$14,792,309	6.74%
Total Equity Investments					$14,792,309	$14,792,309	6.74%

First and Second Lien Debt Aerospace & Defense
Arcline FM Holdings, LLC	S+4.75%	10.40%	6/23/2028	$3,617,346	3,496,988	3,588,697	1.63
LSF11 Trinity Bidco, Inc. (6)	S+4.50%	9.83%	6/14/2030	1,995,000	1,966,080	1,990,012	0.91
Total Aerospace & Defense					$5,463,068	$5,578,709	2.54%

Automotive
DexKo Global Inc.	S+4.25%	9.64%	10/4/2028	2,500,000	2,427,012	2,465,625	1.12
BBB Industries LLC	S+5.25%	10.67%	7/25/2029	3,974,975	3,792,084	3,741,445	1.70
PAI Holdco, Inc.	S+3.75%	9.38%	10/28/2027	1,492,347	1,420,411	1,409,894	0.64
American Auto Auction Group, LLC (7)	S+5.00%	10.39%	12/30/2027	3,984,797	3,780,212	3,765,634	1.72
Holley Purchaser Inc.	S+3.75%	9.40%	11/17/2028	4,404,809	3,937,332	4,245,135	1.93
First Brands Group, LLC	S+5.00%	10.88%	3/30/2027	1,991,884	1,933,880	1,963,261	0.90
Total Automotive					$17,290,931	$17,590,994	8.01%

Banking, Finance, Insurance & Real Estate
DRW Holdings, LLC (6)(7)	S+3.75%	9.18%	3/1/2028	182,421	182,421	181,889	0.08
RSC Acquisition, Inc. (8)			10/30/2026	2,000,000	(28,799)	(25,000)	(0.01)
Amynta Agency Borrower Inc.	S+5.00%	10.42%	2/28/2028	3,990,000	3,877,364	3,983,895	1.81
OneDigital Borrower LLC	S+4.25%	9.67%	11/16/2027	992,424	974,646	989,526	0.45
Asurion, LLC	S+4.25%	9.67%	8/19/2028	990,013	932,124	960,312	0.44
Acrisure, LLC	S+5.75%	11.12%	2/15/2027	3,979,950	3,943,217	3,989,900	1.82
Total Banking, Finance, Insurance & Real Estate					$9,880,973	$10,080,522	4.59%

Capital Equipment
MEI Buyer LLC (5)	S+6.50%	11.82%	6/29/2029	15,221,687	14,777,432	14,785,585	6.73
CPM Holdings, Inc. (7)	S+4.50%	9.82%	9/28/2028	2,000,000	1,970,000	1,993,760	0.91
LSF12 Badger Bidco LLC	S+6.00%	11.32%	8/30/2030	3,000,000	2,933,130	2,985,000	1.36
MEI Buyer LLC (5) (8)	S+6.50%		6/29/2029	2,650,602	(76,192)	(75,940)	(0.03)
MEI Buyer LLC (5) (8)	S+6.50%		6/29/2029	2,409,639	(35,149)	(34,337)	(0.02)
Eagle Parent Corp.	S+4.25%	9.64%	4/2/2029	2,984,848	2,951,988	2,894,676	1.32
Crosby US Acquisition Corp. (6)	S+4.75%	10.17%	6/26/2026	619,881	606,393	617,891	0.28
FCG Acquisitions Inc.	S+4.75%	10.14%	3/31/2028	1,640,209	1,605,468	1,635,092	0.75
Total Capital Equipment					$24,733,070	$24,801,727	11.30%

Chemicals, Plastics & Rubber
LSF11 A5 Holdco LLC	S+4.25%	9.67%	10/15/2028	3,990,000	3,924,340	3,930,150	1.79
Windsor Holdings III, LLC	S+4.50%	9.83%	8/1/2030	2,000,000	1,985,202	1,990,000	0.90
Cyanco Intermediate 2 Corp.	S+4.75%	10.07%	7/10/2028	3,000,000	2,941,509	3,000,930	1.37
Total Chemicals, Plastics & Rubber					$8,851,051	$8,921,080	4.06%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Schedule of Investments (continued)
September 30, 2023
(in thousands)
(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Construction & Building
Cook & Boardman Group, LLC (The) (7)	S+5.75%	11.18%	10/17/2025	2,492,127	2,410,448	2,408,018	1.10
Recess Holdings, Inc.	S+4.00%	9.38%	3/29/2027	5,000,000	4,951,030	4,984,400	2.27
Brand Industrial Services Inc	S+5.50%	10.87%	8/1/2030	5,000,000	4,802,739	4,864,050	2.22
Oscar AcquisitionCo, LLC	S+4.50%	9.99%	4/29/2029	2,484,944	2,416,701	2,464,095	1.12
ASP Blade Holdings, Inc	S+4.00%	9.65%	10/13/2028	1,077,175	932,524	947,580	0.43
Total Construction & Building					$15,513,442	$15,668,143	7.14%

Consumer Goods: Durable
Varsity Brands, Inc.	S+5.00%	10.43%	12/15/2026	1,987,487	1,893,431	1,937,800	0.88
Champ Acquisition Corporation (7)	S+5.50%	11.15%	12/19/2025	1,512,574	1,512,574	1,512,196	0.69
Total Consumer Goods: Durable					$3,406,005	$3,449,996	1.57%

Consumer Goods: Non-Durable
KDC/One Development Corporation, Inc. (9)	S+5.00%	10.32%	8/15/2028	4,000,000	3,881,231	3,852,000	1.75
BCPE Empire Holdings, Inc.	S+4.75%	10.07%	12/11/2028	3,990,000	3,968,536	3,986,010	1.82
American Greetings Corporation	S+6.00%	11.32%	4/6/2028	2,985,000	2,934,244	2,982,194	1.36
Gloves Buyer, Inc.	S+5.00%	10.43%	12/29/2027	2,000,000	1,924,468	1,940,000	0.88
Wellness Merger Sub, Inc.	S+6.00%	11.65%	6/30/2026	3,950,000	3,733,886	3,799,426	1.73
Journey Personal Care Corp. (7)	L+4.25%	9.98%	3/1/2028	3,019,824	2,735,154	2,838,635	1.29
Kronos Acquisition Holdings Inc. (7)	S+6.00%	11.57%	12/22/2026	2,615,487	2,577,477	2,613,866	1.19
Total Consumer Goods: Non-Durable					$21,754,996	$22,012,131	10.02%

Containers, Packaging & Glass
Tank Holding Corp.	S+5.75%	11.17%	3/31/2028	997,475	968,339	964,439	0.44
Tank Holding Corp.	S+6.00%	11.42%	3/31/2028	3,801,403	3,706,452	3,680,252	1.67
Tank Holding Corp. (8)	S+6.00%		3/31/2028	1,637,360	(20,171)	(52,183)	(0.02)
Pretium PKG Holdings, Inc.	S+4.00%	9.53%	10/2/2028	1,987,361	1,648,616	1,200,068	0.55
Total Containers, Packaging & Glass					$6,303,236	$5,792,576	2.64%

Energy: Electricity
Parkway Generation, LLC	S+4.75%	10.18%	2/18/2029	877,359	850,523	875,026	0.40
Parkway Generation, LLC	S+4.75%	10.18%	2/18/2029	115,960	112,413	115,652	0.05
Potomac Energy Center, LLC (5) (7)	S+6.00%	11.65%	11/12/2026	10,228,937	9,572,891	9,620,826	4.38
Total Energy: Electricity					$10,535,827	$10,611,504	4.83%

Energy: Oil & Gas
Epic Crude Services, LP	S+5.00%	10.93%	3/2/2026	3,989,717	3,808,043	3,906,731	1.78
Total Energy: Oil & Gas					$3,808,043	$3,906,731	1.78%

Environmental Industries
EnergySolutions, LLC (7)	S+4.00%	9.32%	9/22/2030	1,000,000	987,519	992,500	0.45
Patriot Container Corp.	S+3.75%	9.17%	3/20/2025	2,981,600	2,799,571	2,825,692	1.29
Total Environmental Industries					$3,787,090	$3,818,192	1.74%

Healthcare & Pharmaceuticals
Covetrus, Inc.	S+5.00%	10.39%	10/13/2029	997,494	990,045	985,913	0.45
Heartland Dental, LLC	S+5.00%	10.33%	4/28/2028	2,566,958	2,478,606	2,537,027	1.16
Pediatric Associates Holding Company, LLC	S+4.50%	9.93%	12/29/2028	997,500	959,323	972,561	0.44
Southern Veterinary Partners, LLC (7)	S+4.00%	9.43%	10/5/2027	1,496,154	1,488,718	1,485,396	0.68
Star Parent, Inc. (7)	S+4.00%	9.39%	9/27/2030	5,000,000	4,925,085	4,882,650	2.22

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Schedule of Investments (continued)
September 30, 2023
(in thousands)
(Unaudited)

Portfolio Company (1)	Reference Rate and Spread (2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Physician Partners LLC	S+4.00%	9.42%	12/23/2028	994,950	943,311	943,958	0.43
Team Services Group	S+5.00%	10.88%	12/20/2027	991,120	972,864	968,820	0.44
Charlotte Buyer, Inc.	S+5.25%	10.58%	2/11/2028	4,964,987	4,837,265	4,907,344	2.24
MED ParentCo LP	S+4.25%	9.68%	8/31/2026	1,989,637	1,864,064	1,895,707	0.86
Help At Home, Inc.	S+5.00%	10.42%	10/29/2027	883,148	870,780	870,634	0.40
Help At Home, Inc.	S+5.00%	10.42%	10/29/2027	111,751	110,186	110,168	0.05
NMN Holdings III Corp.	S+3.75%	9.18%	11/13/2025	2,592,950	2,384,911	2,463,303	1.12
NMN Holdings III Corp.	S+3.75%	9.18%	11/13/2025	556,449	511,804	528,627	0.24
Total Healthcare & Pharmaceuticals					$23,336,962	$23,552,108	10.73%

High Tech Industries
Ultimate Software Group Inc (The)	S+4.50%	10.02%	5/4/2026	1,995,000	1,949,717	1,996,656	0.91
TGG TS Acquisition Company	S+6.50%	11.93%	12/14/2025	1,188,349	1,187,219	1,153,684	0.52
AQA Acquisition Holding, Inc.	S+4.25%	9.88%	3/3/2028	868,161	855,947	861,649	0.39
CDK Global, Inc.	S+4.25%	9.64%	7/6/2029	1,488,750	1,487,028	1,487,946	0.68
Endure Digital Inc.	L+3.50%	8.79%	2/10/2028	992,386	905,627	961,790	0.44
Apttus Corporation	S+4.00%	9.43%	5/8/2028	2,984,771	2,920,645	2,940,000	1.34
Particle Investments S.a.r.l. (6) (10)	L+5.25%	10.90%	2/18/2027	991,810	986,120	988,091	0.45
Total High Tech Industries					$10,292,303	$10,389,816	4.73%

Hotel, Gaming & Leisure
TouchTunes Interactive Networks, Inc.	S+5.00%	10.39%	4/2/2029	2,236,200	2,233,902	2,229,670	1.02
Fertitta Entertainment, LLC	S+4.00%	9.32%	1/27/2029	994,950	978,610	983,756	0.45
Ranger Holdco Spe LLC (5)	15.00%	15.00%	6/13/2030	17,119,340	15,784,966	18,317,694	8.34
Total Hotel, Gaming & Leisure					$18,997,478	$21,531,120	9.81%

Media: Advertising, Printing & Publishing
Renaissance Holding Corp.	S+4.75%	10.07%	4/5/2030	4,932,950	4,805,102	4,888,010	2.23
Total Media: Advertising, Printing & Publishing					$4,805,102	$4,888,010	2.23%

Media: Broadcasting & Subscription
Neptune Bidco US Inc.	S+5.00%	10.40%	4/11/2029	5,286,750	4,874,627	4,747,079	2.16
Neptune Bidco US Inc.	S+4.75%	10.15%	4/11/2029	988,750	868,034	881,757	0.40
Total Media: Broadcasting & Subscription					$5,742,661	$5,628,836	2.56%

Metals & Mining
Arsenal AIC Parent LLC	S+4.50%	9.88%	8/18/2030	3,000,000	2,970,267	2,991,240	1.36
Alchemy Us Holdco 1 LLC	S+6.00%	11.54%	10/10/2025	2,000,000	1,923,485	1,975,000	0.90
Total Metals & Mining					$4,893,752	$4,966,240	2.26%

Retail
Staples, Inc.(7)	L+4.50%	10.13%	9/12/2024	1,000,000	995,083	992,080	0.45
Michaels Companies, Inc.	S+4.25%	9.90%	4/15/2028	992,386	919,710	903,518	0.41
Staples, Inc.	L+5.00%	10.63%	4/16/2026	997,396	945,766	853,691	0.39
Eyemart Express LLC	S+3.00%	8.43%	8/31/2027	1,692,434	1,580,472	1,638,497	0.75
Cardenas Markets, Inc.	S+6.75%	12.24%	8/1/2029	2,238,693	2,203,795	2,236,835	1.02
Total Retail					$6,644,826	$6,624,621	3.02%

Services: Business
Inmar, Inc.	S+5.50%	10.82%	5/1/2026	2,992,500	2,961,189	2,963,832	1.35

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Schedule of Investments (continued)
September 30, 2023
(in thousands)
(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
USA Debusk LLC (5)	S+6.50%	11.92%	9/8/2026	10,000,000	9,810,938	9,810,938	4.47
J-O Building Company LLC (5)	S+6.75%	11.99%	5/25/2028	14,881,211	14,666,701	14,788,204	6.74
Lincoln Metal Shop, Inc. (5)	S+6.00%	11.52%	6/7/2027	23,472,316	23,035,394	23,208,252	10.57
Nielsen Consumer Inc. (6)	S+6.25%	11.57%	3/6/2028	3,990,000	3,568,219	3,873,612	1.76
RelaDyne Inc.	S+4.25%	9.57%	12/22/2028	1,989,899	1,922,350	1,979,949	0.90
DTI Holdco, Inc.	S+4.75%	10.12%	4/26/2029	1,488,722	1,436,897	1,445,385	0.66
RelaDyne Inc.	S+5.00%	10.32%	12/22/2028	1,995,000	1,901,241	1,992,506	0.91
Imagefirst Holdings, LLC	S+5.00%	10.72%	4/27/2028	3,325,000	3,247,136	3,295,906	1.50
Imagefirst Holdings, LLC (8)	S+5.00%		4/27/2028	666,667	(15,483)	(5,833)	—
AVSC Holding Corp.	S+3.50%	8.92%	3/3/2025	3,979,708	3,852,545	3,824,579	1.74
Total Services: Business					$66,387,127	$67,177,330	30.60%

Services: Consumer
Spring Education Group, Inc (7)	S+4.50%		10/4/2030	4,000,000	3,950,000	3,970,000	1.81
Total Services: Consumer					$3,950,000	$3,970,000	1.81%

Transportation: Cargo
Kenan Advantage Group, Inc.	S+4.00%	9.73%	3/24/2026	2,992,500	2,963,627	2,988,759	1.36
Carriage Purchaser, Inc. (7)	S+4.25%	9.68%	9/30/2028	2,493,639	2,450,115	2,436,485	1.11
Odyssey Logistics & Technology Corporation	S+4.50%	9.92%	10/12/2027	1,000,000	980,696	996,880	0.45
LaserShip, Inc.	S+4.50%	10.40%	5/7/2028	1,013,251	892,608	935,738	0.43
Total Transportation: Cargo					$7,287,046	$7,357,862	3.35%

Transportation: Consumer
First Student Bidco Inc.	S+4.00%	9.49%	7/21/2028	1,865,045	1,829,634	1,831,624	0.83
Sabre GLBL Inc. (6)	S+5.00%	10.42%	6/30/2028	669,678	578,688	588,480	0.27
First Student Bidco Inc.	S+4.00%	9.49%	7/21/2028	130,174	127,684	127,841	0.06
Total Transportation: Consumer					$2,536,006	$2,547,945	1.16%

Utilities: Electric
Lackawanna Energy Center LLC	S+5.00%	10.32%	8/3/2029	8,197,595	7,956,445	8,081,435	3.68
Lackawanna Energy Center LLC	S+5.00%	10.32%	8/6/2029	1,773,827	1,721,668	1,748,692	0.80
Calpine Construction Finance Company, L.P. (7)	S+2.25%	7.57%	7/31/2030	196,499	196,010	195,306	0.09
Generation Bridge Northeast, LLC	S+4.25%	9.57%	8/22/2029	3,000,000	2,970,209	2,996,250	1.36
Kestrel Acquisition, LLC (7)	S+4.25%	9.68%	6/2/2025	682,995	667,364	669,506	0.30
Invenergy Thermal Operating I LLC (7)	S+4.50%	9.91%	8/14/2029	214,286	210,000	213,660	0.10
Invenergy Thermal Operating I LLC (7)	S+4.50%	9.91%	8/14/2029	2,785,714	2,730,000	2,777,580	1.26
St. Joseph Energy Center, LLC (7)	S+4.25%		9/22/2028	3,500,000	3,395,000	3,395,000	1.55
Edgewater Generation, LLC	S+3.75%	9.18%	12/13/2025	3,000,000	2,875,079	2,910,570	1.33
Total Utilities: Electric					$22,721,775	$22,987,999	10.47%

Total First and Second Lien Debt					$308,922,770	$313,854,192	142.95%

Total Investments—non-controlled/non- affiliated					$323,715,079	$328,646,501	149.69%

Total Investments Portfolio					$323,715,079	$328,646,501	149.69%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company
Consolidated Schedule of Investments (continued)
September 30, 2023
(in thousands)
(Unaudited)

Portfolio Company(1)	Amortized Cost	Fair Value	Percentage of Net Assets
Cash Equivalents
State Street Institutional Money Market Fund (11)	52,869,484	52,869,484	24.08
Total Cash Equivalents	$52,869,484	$52,869,484	24.08%
Total Portfolio Investments and Cash Equivalents	$376,584,563	$381,515,985	173.77%
Liabilities in excess of Other Assets		$(161,960,070)	(73.77)%
Net Assets		$219,555,915	100.00%

(1)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR (“L”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month L or S rates. As of September 30, 2023, rates for the 6 month, 3 month and 1 month L are 5.90%, 5.66%, and 5.43%, respectively. As of September 30, 2023, 6 month, 3 month and 1 month S are 5.47%, 5.40% and 5.32%, respectively.

(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America U.S. GAAP.

(4)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(5)	Investments valued using unobservable inputs (Level 3). See Note 4.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets totaled 2.05% of the Company’s total assets.

(7)	Position or portion thereof unsettled as of September 30, 2023.
(8)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative fair value is the results of the commitment being valued below par.

(9)	The issuer of this investment is domiciled in Canada.
(10)	The issuer of this investment is domiciled in Luxembourg.
(11)	The annualized seven-day yield as of September 30, 2023 is 5.21%.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2023, we had $19,982,745 of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the statements of assets and liabilities. This is further discussed in Note 5.

Realized Gains/Losses

Investment transactions and the related revenue and expenses are recorded on a trade-date basis. Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the amortized cost basis of the investment using the specific identification method. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2023, there were no loans placed on non-accrual status.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the three and nine months ended September 30, 2023, the Advisor and its affiliates incurred organization and offering costs of $0 and $328,240, respectively, on behalf of the Company. For the three months ended September 30, 2022 and the period from February 10, 2022 (date of inception) to September 30, 2022, the Advisor and its affiliates incurred organization and offering costs of $211,740 and $309,104 respectively, on behalf of the Company. As of September 30, 2023, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities. As of September 30, 2023, the total amount owed to the Advisor and its affiliates for expenses incurred on behalf of the Company is included in Due to Advisor and affiliates in the Statement of Assets and Liabilities.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the three and nine months ended September 30, 2023, the management fee was $676,482 and $1,542,831, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the three months and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, the management fee, net of waivers was $676,482 and $1,414,691, respectively.

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

For the three and nine months ended September 30, 2023, income-based incentive fees were $465,852 and $465,852, respectively. At the Advisor’s discretion, $465,852 and $465,852 of the income incentive fee was waived during the three months and nine months ended September 30, 2023, respectively.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three and nine months ended September 30, 2023, the Company accrued capital gains incentive fees of $317,514 and $747,254, respectively, of which none was currently payable on such date under the Advisory Agreement.

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

For the three and nine months ended September 30, 2023, the Advisor provided $768,088 and $1,459,857 of expense support, respectively.

The Company did not have any obligation to make a Reimbursement Payment as of September 30, 2023 or December 31, 2022 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $2,056,419.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4.	Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2023 was as follows:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$293,137,804	$295,536,498	89.93%
Second lien debt	15,784,966	18,317,694	5.57%
Equity	14,792,309	14,792,309	4.50%
Total investments	$323,715,079	$328,646,501	100.00%

The industry composition of investments based on fair value as of September 30, 2023 was as follows:

September 30, 2023
Services: Business	24.93%
Capital Equipment	7.55
Healthcare & Pharmaceuticals	7.17
Utilities: Electric	6.99
Consumer Goods: Non-Durable	6.70
Hotel, Gaming & Leisure	6.55
Automotive	5.35
Construction & Building	4.77
Energy: Electricity	3.23
High Tech Industries	3.16
Banking, Finance, Insurance & Real Estate	3.07
Chemicals, Plastics & Rubber	2.71
Transportation: Cargo	2.24
Retail	2.02
Containers, Packaging & Glass	1.76
Media: Broadcasting & Subscription	1.71
Aerospace & Defense	1.70
Metals & Mining	1.51
Media: Advertising, Printing & Publishing	1.49
Services: Consumer	1.21
Energy: Oil & Gas	1.19
Environmental Industries	1.16
Consumer Goods: Durable	1.05
Transportation: Consumer	0.78
Total	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$318,847,728	$323,806,410	98.53%	147.49%
Canada	3,881,231	3,852,000	1.17%	1.75%
Luxembourg	986,120	988,091	0.30%	0.45%
Total	$323,715,079	$328,646,501	100.00%	149.69%

The following table presents the fair value hierarchy of the Company’s investment portfolio as of September 30, 2023:

	September 30, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$223,432,970	$72,103,528	$295,536,498
Second Lien Debt	—	—	18,317,694	18,317,694
Equity	—	—	14,792,309	14,792,309
Total investments	$—	$223,432,970	$105,213,531	$328,646,501

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2023, respectively:

	First Lien Debt	Second Lien Debt	Equity	Total
Balance as of July 1, 2023	$58,960,066	$17,655,000	$—	$76,615,066
Purchases of investments	13,152,473	—	14,792,309	27,944,782
Proceeds from principal pre-payments and sales of investments	(444,715)	—	—	(444,715)
Payment-in-kind	—	619,340	—	619,340
Net accretion of discount on investments	75,220	161,304	—	236,524
Net change in unrealized appreciation/depreciation	360,484	(117,950)	—	242,534
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance as of September 30, 2023	$72,103,528	$18,317,694	$14,792,309	$105,213,531

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$360,484	$(117,950)	$—	$242,534

	First Lien Debt	Second Lien Debt	Equity	Total
Balance as of February 1, 2023 (commencement of operations)	$—	$—	$—	$—
Purchases of investments	72,432,072	13,500,000	14,792,309	100,724,381
Proceeds from principal pre-payments and sales of investments	(770,643)	—	—	(770,643)
Payment-in-kind	—	2,119,340	—	2,119,340
Net accretion of discount on investments	90,586	165,627	—	256,213
Net change in unrealized appreciation/depreciation	351,513	2,532,727	—	2,884,240
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance as of September 30, 2023	$72,103,528	$18,317,694	$14,792,309	$105,213,531

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$351,513	$2,532,727	$—	$2,884,240

Level 2 investments are valued using prices obtained from pricing services. The Company had no transfers between levels during the three months ended September 30, 2023 and the period from February 1, 2023 (commencement of operations) to September 30, 2023.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of September 30, 2023 were as follows:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average (3)
Second Lien Debt	$18,317,694	Discounted cash flow	Discount rate (1)	15.5%	15.5%
First Lien Debt	62,292,590	Discounted cash flow	Discount rate (1)	11.09%-14.22%	11.73%
	9,810,938	Transactional Value (2)	N/A	N/A	N/A
Equity	14,792,309	Transactional Value (2)	N/A	N/A	N/A
	$105,213,531

(1)	Significant increases in discount rates would result in a significantly lower fair value measurement.
(2)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio companies since the transaction date.

(3)	Unobservable inputs were weighted by the relative fair value of investments.

Note 5.	Borrowings

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of September 30, 2023 is $300 million, which can be drawn in U.S. dollars subject to certain conditions. The maturity date of the Secured Credit Facility is May 1, 2028.

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) if the percentage of loans that are broadly syndicated loans (“BSL”) is 60% or higher on each day during such interest period, 3.25%, (ii) if the percentage of loans that are BSL is less than 60% during any day during such interest period but higher than 30% on each day during such interest period, 3.35% and (iii) in relation to either (A) any period in the 18 months following the closing of the Secured Credit Facility during which the percentage of loans that are BSL is less than 30% on any day during such interest period or (B) any interest period that occurs more than 18 months following the closing of the Secured Credit Facility, 3.50%. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of September 30, 2023, $5,000,000 was subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of September 30, 2023, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $145,000,000 on the consolidated statement of assets and liabilities as of September 30, 2023 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following table summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the three and nine months ended September 30, 2023:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Average Debt Outstanding	$106,032,609	$64,815,789
Effective Interest Rate	12.51%	14.84%
Weighted Average Interest Rate (1)	8.61%	8.61%

(1)	The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees or the amortization of deferred financing costs.

For the three and nine months ended September 30, 2023, the components of interest expense related to the Secured Credit Facility were as follows:

	Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Borrowing interest expense	$2,332,939	$2,355,813
Minimum utilization fee	387,513	387,513
Non-utilization fees	450,597	956,237
Amortization of deferred financing costs	173,481	307,362
Total interest and debt financing expense	$3,344,530	$4,006,925

Note 6:	Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of September 30, 2023, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

           From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

September 30, 2023
Unfunded delayed draw term loan commitments	$6,713,666
Unfunded revolver obligations	2,650,602
Total Unfunded	$9,364,268

Note 7.	Net Assets

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

The following table summarizes the total Common Shares issued and proceeds received during the period from the Company’s inception to September 30, 2023:

Date of Closing	Common Shares Issued	NAV per Common Share	Subscription Price Per Common Share	Proceeds Received
September 1, 2023	14,829	$20.13	$20.13	$298,500
August 1, 2023	4,754	$20.32	$20.32	$96,600
July 3, 2023	1,455	$20.06	$20.07	$29,200
June 1, 2023	3,579	$19.55	$19.56	$70,000
May 1, 2023	62,877	$19.87	$19.88	$1,250,000
March 31, 2023	6,314,993	$19.78	$19.81	$125,100,000
March 1, 2023	50,251	$19.80	$19.90	$1,000,000
February 1, 2023	4,037,850	$20.00	$20.00	$80,757,000
December 31, 2022	500	$20.00	$20.00	$10,000
Totals	10,491,088			$208,611,300

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

On April 6, 2023, the Company commenced its initial tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of March 30, 2023 (520,180 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on May 4, 2023 and not withdrawn. No shareholders tendered by the deadline.

On August 31, 2023, the Company commenced its quarterly tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of June 30, 2023 (531,270 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on September 29, 2023 and not withdrawn. No shareholders tendered by the deadline.

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

The following table summarizes the distribution declarations and Common Shares issued pursuant to the DRP for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 7, 2023	August 7, 2023	August 22, 2023	$0.38	$4,040,011	123,021	$3,037,048
May 9, 2023	May 9, 2023	June 29, 2023	$0.30	$3,139,941	155,347	$2,499,783
				$7,179,952	278,368	$5,536,831

Of the total distributions declared, $1,643,121 was distributed in cash.

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

Through September 30, 2023, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the nine months ended September 30, 2023:

	Per Share	Amount
Net investment income	0.63	$6,743,100
Net realized gains	0.05	436,852
Distributions in excess of net investment income	—	—
Total	0.68	$7,179,952

Note 8.	Financial Highlights

The following are financial highlights for the nine months ended September 30, 2023 and for the period from February 10, 2022 (date of inception) to September 30, 2022:

	For the Nine Months Ended September 30, 2023	For the Period from February 10, 2022 (date of inception) to September 30, 2022(6)
Per Share Data:
Net asset value, beginning of period	$20.00	$—
Results of operations:
Net investment income (loss)(1)	0.84	—
Net unrealized and realized gain (loss)(2)	0.23	—
Net increase (decrease) in net assets resulting from operations	1.07	—
Distribution declared (3)	(0.68)	—
Total increase (decrease) in net assets	0.39	—
Net asset value, end of period	$20.39	$—
Total return based on NAV (4)	5.35%	—%
Shares outstanding, end of period	10,769,456	—

Ratios and supplemental data:
Net assets, end of period	$219,555,915	$—
Weighted-average net assets	160,637,252	—
Weighted-average shares outstanding	8,012,421	—
Ratio of net expenses to average net assets (5)	7.04%	—%
Ratio of net expenses before voluntary waivers to average net assets	7.41%	—%
Ratio of net investment income to average net assets (5)	5.72%	—%
Portfolio turnover (7)	44%	N/A
Asset Coverage Ratio (8)	251%	N/A

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The amount shown for a Common Share outstanding does not correspond with the aggregate realized and unrealized gain (loss) on investments for the period due to the timing of capital share transactions of Common Shares in relation to fluctuating market values of investments of the Company.

(3)	Distributions are based on the number of shares outstanding on the date the distribution was declared.
(4)
Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period. Total return is not annualized.

(5)	Annualized, with the exception of certain non-recurring expenses.
(6)	All expenses were waived for the period. There was no activity other than organization and offering costs incurred for the period from February 10, 2022 (date of inception) to September 30, 2022.
(7)	Calculated for the period February 1, 2023 (commencement of operations) to September 30, 2023.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 9.	Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On November 10, 2023, the Board of Trustees declared a distribution of $0.52 per share for the fourth quarter of 2023, payable on January 30, 2024 to shareholders of record as of November 10, 2023.

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

Financial and Operating Highlights

At September 30, 2023
Investment Portfolio	$328,646,501
Net assets	$219,555,915
Debt	$145,000,000
Net asset value per share	$20.39

Portfolio Activity for the Nine Months Ended September 30, 2023
Purchases during the period	$413,366,059
Sales or repayments during the period	$(93,579,328)
Net investments during the period	$319,786,731
Number of portfolio companies at end of period	90
Weighted average contractual interest rate of investment commitments based on par	10.82%

Portfolio and Investment Activity

We commenced investment operations on February 1, 2023. Accordingly, there is no activity in the comparable period for the three or nine months ended September 30, 2022.

As of September 30, 2023, our investments consisted of the following:

	September 30, 2023 Fair Value	Percentage of Total Investments at Fair Value

First Lien	$295,536,498	89.93%
Second Lien	18,317,694	5.57%
Equity	14,792,309	4.50%
Total	$328,646,501	100.00%

As of the period ended September 30, 2023, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

We commenced investment operations on February 1, 2023, and therefore do not have prior periods with which to compare investment results. For the period from February 10, 2022 (Inception Date) through September 30, 2022 and for the three months ended September 30, 2022, we incurred only organizational and offering costs. Our operating results for the three and nine months ended September 30, 2023, and for the period from February 10, 2022 (Inception Date) through September 30, 2022 and the three months ended September 30, 2022, were as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023	For the period from February 10, 2022 (Inception Date) to September 30, 2022	For the Three Months Ended September 30, 2022
Total investment income	$9,173,476	$14,850,862	$—	$—
Less: Net expenses	4,974,922	8,107,582	—	—
Net investment income (loss)	4,198,554	6,743,100	—	—
Net realized gains (losses)	709,438	913,214	—	—
Net change in unrealized appreciation (depreciation)	2,595,085	4,931,422	—	—
Net increase (decrease) in net assets resulting from operations	$7,503,077	$12,587,736	$—	$—
Net investment income (loss) per share	$0.39	$0.63	$—	$—
Net increase (decrease) in net assets resulting from operations per share	$0.70	$1.17	$—	$—

Investment Income

Investment income for the three and nine months ended September 30, 2023 was driven by our deployment of capital since February 1, 2023 (commencement of operations) and an increasing invested balance. There was no investment income prior to February 1, 2023. The composition of our investment income for three and nine months ended September 30, 2023 were as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Interest from investments	$9,150,770	$14,824,697
Fee income	22,706	25,985
Total investment income	$9,173,476	$14,850,682

Operating Expenses

The composition of our operating expenses for the three months ended September 30, 2023, and for the three months ended September 30, 2022 were as follows:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Interest and debt fee expense	$3,171,049	$—
Management fees	676,482	—
Capital gains incentive fees	429,740	—
Income incentive fees	465,852	—
Directors’ fees and expenses	100,000	—
Professional fees	497,075	—
Deferred financing expense	173,481	—
Administrative service expenses	298,898	—
Other expenses	132,888	—
Organization costs	1,211	80,601
Amortization of continuous offering costs	262,186	—
Total expenses	6,208,862	80,601
Management fee waiver	—	—
Incentive fee waiver	(465,852)	—
Expense waiver	(768,088)	(80,601)
Net expenses	$4,974,922	$—

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

 Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2023 were as follows (dollars in thousands). There was no investing activity prior to February 1, 2023 (commencement of operations), and therefore no comparative information is included.

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Net realized gains (losses)	$709,438	$913,214
Net change in unrealized gains (losses) on investments	2,595,085	4,931,422
Net realized and unrealized gains (losses)	$3,304,523	$5,844,636

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2023, we had $145 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 251%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Sale of Unregistered Securities

The following tables shows the issuances of Common Shares, which were made pursuant to Subscription Agreements entered into with participating investors during the nine months ended September 30, 2023:

Date of Issuance	Common Shares Issued	Subscription Price per Common Share	Aggregate Consideration
February 1, 2023	4,037,850	$20.00	$80,757,000
March 1, 2023	50,251	19.90	1,000,000
March 31, 2023	6,314,993	19.81	125,100,000
May 1, 2023	62,877	19.88	1,250,000
June 1, 2023	3,579	19.56	70,000
July 1, 2023	1,455	20.07	29,200
August 1, 2023	4,754	20.32	96,600
September 1, 2023	14,829	20.13	298,500
	10,490,588		$208,601,300

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

On May 9, 2023, we declared a distribution of $0.30 per share, paid on June 29, 2023 to shareholders of record as of May 9, 2023. Additionally, on August 7, 2023, we declared a distribution of $0.38 per share, paid on August 22, 2023 to shareholders of record as of August 7, 2023.

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

For the three and nine months ended September 30, 2023, the management fee was $676,482 and $1,542,831, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the three months and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, the management fee, net of waivers was $676,482 and $1,414,691, respectively. For the three and nine months ended September 30, 2023, income-based incentive fees was $465,852 and $465,852, respectively. At the Advisor’s discretion, $465,852 and $465,852 of the income incentive fee was waived during the three months and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, the Company accrued capital gains incentive fees of $317,514 and $747,254, respectively, of which none was payable on such date under the Advisory Agreement.

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

As of September 30, 2023, the total expense support provided by the Advisor since inception was $2,056,419.

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of September 30, 2023. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2023, we had $6,713,666 in unfunded delayed draw term loan commitments and $2,650,602 in unfunded revolver commitments.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the three and nine months ended September 30, 2023, the Advisor and its affiliates incurred organization and offering costs of $0 and $328,240, respectively, on behalf of the Company. For the three months ended September 30, 2022 and the period from February 10, 2022 (date of inception) to September 30, 2022, the Advisor and its affiliates incurred organization and offering costs of $211,740 and $309,104, respectively, on behalf of the Company. As of September 30, 2023, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities. As of September 30, 2023, the total amount owed to the Advisor and its affiliates for expenses incurred on behalf of the Company is included in payable to the Advisor and its affiliates in the Statement of Assets and Liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR and LIBOR, may fluctuate over time. As of September 30, 2023, 90% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of September 30, 2023 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$8,993,682	$4,350,000	$4,643,682
Up 200 basis points	5,995,788	2,900,000	3,095,788
Up 100 basis points	2,997,894	1,450,000	1,547,894
Down 100 basis points	(2,997,894)	(1,450,000)	(1,547,894)
Down 200 basis points	(5,995,788)	(2,900,000)	(3,095,788)
Down 300 basis points	(8,993,682)	(4,350,000)	(4,643,682)

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2023. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, management is not aware of any pending or threatened material litigation.

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

There have been no material changes during the three months ended September 30, 2023 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Form 10 Registration Statement and in our quarterly report on Form 10-Q for the quarter ended June 30, 2023. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the fiscal quarter ended September 30, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Kennedy Lewis Capital Company

Date: November 13, 2023	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: November 13, 2023	By:	/s/ Anthony Pasqua
	Name:	Anthony Pasqua
	Title:	Chief Financial Officer