Form 10-K
period 2023-12-31
Kennedy Lewis Capital Co
filed 2024-03-28
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01603

Kennedy Lewis Capital Company

(Exact name of Registrant as specified in its Charter)

Delaware	88-6117755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Liberty St. Suite 4210 New York, New York	10281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 782-3842

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2023, there was no established market for the Registrant's Common Shares

The number of shares of Registrant’s Common Shares outstanding as of March 27, 2024 was 11,301,125.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Kennedy Lewis Capital Company (together, with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment strategy;
•
general economic, logistical and political trends and other external factors;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with Kennedy Lewis Capital Holdings LLC (the “Advisor”) or any of its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
our use of financial leverage, including the use of borrowed money to finance a portion of our investments;
•
the ability of the Advisor to source suitable investments for us and to monitor and administer our investments;
•
the impact of future acquisitions and divestitures;
•
the ability of the Advisor or its affiliates to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes to tax legislation and our tax position; and
•
the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and in any registration statements.

Because we are an investment company, the forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”).

Summary of Risk Factors

An investment in the Common Shares involves significant risks. The risk factors described below are a summary of the principal risk factors associated with an investment in the Common Shares. These are not the only risks the Company faces. This summary should be read closely together with the risk factors set forth below in “Item 1A. Risk Factors” of this annual report and other reports and documents the Company files with the SEC.

•
The Company is a new company with limited operating history.
•
The Company has elected to be regulated as a BDC under the 1940 Act, which imposes numerous restrictions on the activities of the Company, including restrictions on leverage and on the nature of its investments.

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

•
An investment in our Common Shares is not suitable for you if you might need access to the money you invest in the foreseeable future.

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

•
High interest rates and interest rate volatility, including volatility associated with the decommissioning of the London Interbank Offered Rate (“LIBOR”) and the transition to new floating rate benchmarks, including the Secured Overnight Financing Rate (“SOFR”) may adversely affect the Company’s business and results of operations.

•
The Company depends upon Kennedy Lewis, the Advisor and the Administrator for its success and upon their access to investment professionals.

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

•
The Company’s regulatory structure and tax status as a BDC and a RIC could limit certain of the Company’s investments or negatively affect the Company’s investment returns.

•
Future changes in laws or regulations and conditions in the Company’s operating areas could have an adverse impact on the Company.

PART I

Item 1. Business.

General

Kennedy Lewis Capital Company, (the “Company,” “we,” “us,” and “our”), is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a RIC for U.S. federal income tax purposes under the Code. The Company was formed on February 10, 2022 and commenced its operations on February 1, 2023 as a privately offered BDC.

The Company has been established to invest primarily in debt or other debt-like securities across the capital structure of middle market companies located in the United States and, selectively, in other North American countries and in Europe, with the ability to consider investments focused on other geographic markets. The Company generally defines middle market companies as those having enterprise values between $300 million and $3 billion. The Company’s investment objectives are to maximize the total return to its holders of the Company’s common shares of beneficial interest, par value $0.01 per share (the “Common Shares”) (each, a “shareholder”), in the form of current income and, to a lesser extent, capital appreciation. The Company employs a strategy to provide capital to middle market companies, with a focus on direct originations in private, first lien, senior secured, performing credits. The Company expects to generate returns primarily from interest income and fees from senior secured loans, with some capital appreciation through nominal equity co-investments.

The Advisor; The Administrator

Subject to the overall supervision of the Company’s Board of Trustees (the “Board”), a majority of which are trustees who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”), Kennedy Lewis Capital Holdings LLC (the “Advisor”), a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) externally manages the Company’s day-to-day operations and provides the Company with investment advisory and management services pursuant to an investment advisory agreement between the Company and the Advisor (as amended, the “Advisory Agreement”). See “Item 1. Business – Advisory Agreement” for more information.

Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with Kennedy Lewis Investment Management LLC and their affiliates, “Kennedy Lewis”) is registered with the SEC as an investment advisor under the Advisers Act. The Advisor has entered into a resource sharing agreement (“Resource Sharing Agreement”) with Kennedy Lewis Management, pursuant to which Kennedy Lewis Management makes certain personnel and resources available to the Advisor to provide certain investment advisory services to the Company. Kennedy Lewis Management serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). See “Item 1. Business – Administration Agreement” for more information.

The Administrator has entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company, a Massachusetts trust company (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company.

The Investment Team and Kennedy Lewis

Kennedy Lewis is an established credit manager with offices in New York and Miami. Kennedy Lewis was founded in 2017 by David Kennedy Chene and Darren Lewis Richman. Prior to founding Kennedy Lewis, Mr. Chene was a Managing Director with CarVal Investors and Mr. Richman was a Senior Managing Director with Blackstone. Together, Messrs. Chene and Richman have nearly 50 years of combined investment management experience across various economic cycles, asset classes, industries and geographies. Messrs. Chene and Richman’s complementary skillsets and prior experience working together at DiMaio Ahmad Capital help to ensure their harmonious relationship and provide the foundation for Kennedy Lewis’s collegial culture.

Doug Logigian, the President of Kennedy Lewis, is a Co-Managing Partner alongside Messrs. Chene and Richman (collectively the “Co-Managing Partners”). Mr. Logigian is responsible for overseeing the Advisor’s investment and origination processes. Prior to joining Kennedy Lewis, Mr. Logigian was a Senior Managing Director with Blackstone where he worked directly with Mr. Richman for a decade.

James Didden, as President of the Company, is responsible for overseeing its distribution and operations. Mr. Didden was an original Partner of GSO Capital Partners and was involved in the formation of GSO’s private lending business. He subsequently became a Senior Managing Director at Blackstone upon its acquisition of GSO in 2008. At Blackstone, Mr. Didden worked directly with Messrs. Richman and Logigian as well as other members of the Investment Team (defined below).

The Co-Managing Partners and Mr. Didden are joined by a dynamic and seasoned senior investment team comprised of four Partners and five Managing Directors who have institutional pedigrees, substantial sector and credit investing expertise, and experience working together both at Kennedy Lewis and prior to Kennedy Lewis’ formation. This senior investment team is supported by twenty-two additional investment professionals (collectively with the Co-Managing Partners and the senior investment team, the “Investment Team”) as well as twenty-four business management and business development professionals. The Investment Team shares a disciplined approach to originating, executing upon, and monetizing investments.

Kennedy Lewis believes the Company will benefit from the firm’s Collateralized Loan Obligation (“CLO”) business, which targets par loans with attractive risk-return profiles. Access to the capabilities, industry insights, and credit coverage of Kennedy Lewis’ thirteen CLO professionals, including ten investment and three operational professionals, is expected to enhance the Company’s investment strategy as well as further strengthen and differentiate the Investment Team’s sourcing through additional access to the bank loan market. Access to Kennedy Lewis’ CLO professionals and platform:

•
Expands the Advisor’s credit and industry research coverage;
•
Provides the Advisor with additional access to a range of credits and industry insights that can serve as early warning signs of distress; and
•
Strengthens and differentiates the Advisor’s sourcing capabilities through additional access to the bank loan market which the Company is expected to invest in.

The Private Offering

The Company has and continues to privately offer Common Shares (each a “Private Offering”) pursuant to the terms set forth in the subscription agreements it enters into with investors in connection with the Private Offerings (each, a “Subscription Agreement”). The Common Shares sold in connection with the Private Offerings are being sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offerings are being made. There can be no assurance that we will not need to suspend our continuous Private Offerings for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

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

Leverage

In addition to using proceeds from the Private Offerings to make investments, our expectation is to also borrow funds to make investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any preferred stock we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase.

Term

Our Common Shares are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market. We are a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our monthly net asset value (“NAV”) per share. In our perpetual-life structure, we may, at the Board’s discretion, offer investors an opportunity to repurchase their Common Shares on a quarterly basis, but we are not obligated to offer to repurchase any Common Shares in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a Liquidity Event (as defined below) at any time in the future, we currently do not intend to undertake a Liquidity Event, and we are not obligated by our Declaration of Trust or otherwise to effect a Liquidity Event at any time. See “Item 1. Business – Liquidity Event.”

We will not list our Common Shares on a national securities exchange unless the holders of a majority of the outstanding Common Shares vote to approve such listing.

Our Business Strategy

Investment Objectives

The Company’s investment objectives are to maximize the total return to its shareholders in the form of current income and, to a lesser extent, capital appreciation. The Company seeks to meet its investment objectives by:

•
utilizing the experience and expertise of Kennedy Lewis, along with its broader resources, network of relationships (including founders, management teams, corporate boards, minority equity owners, portfolio companies, banks, prior financing relationships, etc.), and human capital, including its capabilities as it relates to sourcing, evaluating, and structuring transactions;

•
employing a defensive investment approach focused on long-term credit performance and principal protection;

•
focusing on investing primarily in debt or other debt-like securities across the capital structure of middle market companies located in the United States and, selectively, in other North American countries and in Europe, with the ability to consider investments focused on other geographic markets;

•
investing primarily in established, stable, enterprises with positive cash flow, strong competitive positioning in their industries, experienced management teams, and diverse customer and supplier bases; and

•
maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within the Company’s portfolio.

The Company’s investment strategy is expected to capitalize on Kennedy Lewis’ scale and reputation in the market as a collaborative financing partner, as well as its ability to transact with speed and certainty, to invest in companies seeking alternative sources of funding at pricing levels that fit its mandate.

To realize its investment objectives, the Company leverages the Investment Team’s experience investing across cycles, geographies, and a range of industries where it has expertise to generally self-originate senior secured loans sourced through its network of relationships, including founders, management teams, minority equity owners, portfolio companies, banks and prior financing relationships. As part of the opportunistic credit strategy that Kennedy Lewis manages through its family of opportunistic private credit funds, Kennedy Lewis regularly sources loans that are appropriate for the Company’s investment strategy. These loans are generally first lien instruments in performing companies with return characteristics that the Advisor believes are appropriate for the Company to meet its investment objectives. These are loans that flow from Kennedy Lewis’ existing deal origination efforts across a range of industries and corners of the market that exhibit uncorrelated or counter-cyclical characteristics. The Advisor’s experienced team has originated and structured private investments in a variety of macro-economic environments to create diverse portfolios of loans that span multiple industries.

In addition to investing in self-originated instruments, the Company will also invest in broadly syndicated senior secured loans. The Company expects to generate returns primarily from interest income, fees and, to a lesser extent, capital appreciation, which collectively contribute to the Company’s expected total investment return.

We expect most of the debt instruments in which the Company will invest to be unrated or rated below investment grade, which is often an indication of size, credit worthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if the Company’s unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield”, have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

The Advisor also considers environmental, social and governance (“ESG”) factors in the investment decision making process, in accordance with the Advisor’s Responsible Investment Policy, including a negative screen for certain industries.

Investment Allocation

Kennedy Lewis provides investment management services to other investment funds and client accounts and will share any investment and sale opportunities with its other clients and the Company in accordance with applicable law, including the Advisers Act, firm-wide allocation policies, and the Order (as further described below), which generally provide for sharing eligible investments pro rata among the eligible participating funds and accounts, subject to certain allocation factors.

As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, may limit the Company’s ability to make investments or enter into other transactions alongside other clients. The Company and the Advisor have received an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor, Kennedy Lewis and its affiliates, subject to certain terms and conditions contained in the order (the “Order”). Pursuant to the Order, the Board has established objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Kennedy Lewis funds that target similar assets. If an investment falls within the Board Criteria, Kennedy Lewis must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Kennedy Lewis funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Advisor will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting.

Investment Valuation Process

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

Managerial Assistance

As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Our Advisor will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by our Advisor in accordance with our Advisory Agreement.

Investments

As of December 31, 2023, the fair value of our investments was $352.38 million in 90 portfolio companies.

As of December 31, 2023, the composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$313,932,958	$317,768,488	90.18%
Second lien debt	16,498,048	19,050,076	5.41%
Equity	14,792,309	15,559,956	4.41%
Total investments	$345,223,315	$352,378,520	100.00%

See the Consolidated Schedule of Investments as of December 31, 2023, in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2023, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $14.40 million.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisor or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Advisor or its affiliates. Our day-to-day investment operations are managed by the Advisor. The services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Advisor or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation (including salaries, bonuses and benefits) paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).

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

Base Management Fee

The Company pays the Advisor a Base Management Fee equal to an annual rate of 1.25% of the value of our average net assets as of the end of the two most recently completed quarters. Subsequent to an Exchange Listing (as defined below), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The Base Management Fee is payable quarterly in arrears and is appropriately prorated for any partial quarter.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of income and a portion is based on a percentage of capital gains, each as described below.

Income Based Incentive Fee. The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

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

•
100.0% of the dollar amount of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate until the Advisor has received 12.5% of the total Pre-Incentive Fee Net Investment Income Returns for that calendar quarter. The Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate) as the “catch-up.” This “catch-up” is meant to provide the Advisor an Incentive Fee of 12.5% on all Pre-Incentive Fee Net Investment Income Returns when that amount equals 1.43% in a calendar quarter (5.72% annualized), which is the rate at which the catch-up is achieved.

•
12.5% of the dollar amount of all Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43%.

Pre-Incentive Fee Net Investment Income Returns

(expressed as a percentage of the value of net assets per quarter)

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

Subsequent to an Exchange Listing, the Company will pay the Advisor (i) a base management fee calculated at an annual rate of 1.25% of the value of our gross assets as of the end of the two most recently completed quarters and (ii) the Income Incentive Fee and Capital Gains Incentive Fee described above except that all of the 12.5% figures referenced therein will be increased to 15.0%. In addition, the expense support aspect (but not the conditional reimbursement aspect) of the Expense Support Agreement (as defined below) will no longer be of any force or effect subsequent thereto with respect to the Company.

Examples of Quarterly Incentive Fee Calculation

Example 1 – Incentive Fee on Pre-Incentive Fee Net Investment Income Returns for each quarter

Scenarios expressed as a percentage of net asset value at the beginning of the quarter	Scenario 1	Scenario 2	Scenario 3
Pre-Incentive Fee Net Investment Income Returns for the quarter	1.00%	1.35%	2.00%
Catch up incentive fee (maximum of 0.18%)	0.00%	(0.10)%	(0.18)%
Split incentive fee (12.50% above 1.43%)	0.00%	0.00%	(0.07)%
Net Investment income	1.00%	1.25%	1.75%

Scenario 1 – Incentive Fee on Income

Pre-Incentive Fee Net Investment Income Returns does not exceed the 1.25% quarterly hurdle rate, therefore there is no catch up or split incentive fee on Pre-Incentive Fee Net Investment Income Returns.

Scenario 2 – Incentive Fee on Income

Pre-Incentive Fee Net Investment Income Returns falls between the 1.25% quarterly hurdle rate and the upper level breakpoint of 1.43%, therefore the incentive fee on Pre-Incentive Fee Net Investment Income Returns is 100% of the Pre-Incentive Fee above the 1.25% quarterly hurdle rate.

Scenario 3 – Incentive Fee on Income

Pre-Incentive Fee Net Investment Income Returns exceeds the 1.25% quarterly hurdle rate and the 1.43% upper-level breakpoint provision. Therefore, the upper-level breakpoint provision is fully satisfied by the 0.18% of Pre- Incentive Fee Net Investment Income Returns above the 1.25% hurdle rate and there is a 12.50% incentive fee on Pre-Incentive Fee Net Investment Income Returns above the 1.43% upper-level breakpoint. This ultimately provides an incentive fee which represents 12.50% of Pre-Incentive Fee Net Investment Income Returns.

Example 2 – Capital Gains Incentive Fee

Assumptions

Year 1:	No net realized capital gains or losses

Year 2:

6.00% realized capital gains and 1.00% realized capital losses and unrealized capital depreciation; Capital Gain Incentive Fee = 12.50% × (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Year 1 Capital Gains Incentive Fee	= 12.50% × (0) = 0

= No Capital Gains Incentive Fee

Year 2 Capital Gains Incentive Fee	= 12.50% × (6.00% −1.00%)

= 12.50% × 5.00% = 0.63%

Subsequent to an Exchange Listing, all of the 12.50% figures referenced in the Income Incentive Fee and Capital Gains Incentive Fee will be increased to 15.00%.

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

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and their staff.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an expense support and conditional reimbursement agreement (as amended, the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.00% (on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating Expenses” include the Company’s organizational and offering expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding Base Management Fees and Incentive Fees owed to the Advisor and any interest expenses owed by the Company.

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

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Company’s applicable quarter-end net asset value. The “Effective Rate of Distributions Per Share” means the annualized rate, based on a 365-day year, of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The Company’s Operating Expense Ratio is calculated by dividing Operating Expenses (i.e. the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles), less organizational and offering expenses, Base Management Fees and Incentive Fees owed to the Advisor, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets.

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Advisor has waived its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by the Company to the Advisor in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than 45 days after the end of such calendar quarter. All Reimbursement Payments shall be deemed to relate to the earliest unreimbursed Expense Payments made by the Advisor to the Company within three years prior to the last business day of the calendar quarter in which such Reimbursement Payment obligation is accrued.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Certain BDC Regulation Considerations

A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements.

SEC Reporting

The Company is subject to the reporting requirements of the Exchange Act, which includes annual and quarterly reporting requirements.

Governance

The Company is a statutory trust and, as such, is governed by a board of trustees. The 1940 Act requires that a majority of the Company’s trustees be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that the Company may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by the holders of a majority of the outstanding voting securities.

Ownership Restrictions

The Company does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Company’s business are the following:

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•

is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies any of the following:

-	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

-

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

-	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•	Securities of any eligible portfolio company that the Company controls.

•

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.

•	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

As a BDC, the Company generally must have at least 150% asset coverage for its debt after incurring any new indebtedness, meaning that the total value of the Company’s assets, less existing debt, must be at least twice the amount of the debt (i.e., 2:1 leverage).

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, the Company’s investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of the Company’s assets are qualifying assets. When investing in temporary investments, the Company will typically invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require the Company to limit the amount it invests with any one counterparty.

Senior Securities

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Common Shares if the Company’s asset coverage, as defined in the 1940 Act, is at least equal to 150% after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, the Company may be prohibited from making distributions to its shareholders or the repurchasing of such securities or shares unless it meets the 150% asset coverage ratio at the time of the distribution or repurchase. The

Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common shareholders (one share one vote); and (ii) preferred shareholders must have the right, as a class, to appoint two trustees to the board of trustees.

Code of Ethics

As a BDC, the Company and the Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements.

We will provide any person, without charge, upon request, a copy of our code of ethics. To receive a copy, please provide a written request to: Kennedy Lewis Capital Company, Attn: CCO, 225 Liberty St. Suite 4210, New York, NY 10281. Any material amendments to or waivers of a required provision of the code of ethics policy will be reported in a Current Report on Form 8-K.

Other Considerations

As a BDC, the Company will not generally be able to issue and sell its Common Shares at a price below net asset value per share. It may, however, issue and sell its Common Shares, at a price below the current net asset value of the Common Shares, or issue and sell warrants, options or rights to acquire such Common Shares, at a price below the current net asset value of the Common Shares if the Board determines that such sale is in the Company’s best interest and in the best interests of its shareholders, and its shareholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the board of trustees, closely approximates the market value of such securities.

As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, trustees, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of board of trustees who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). On March 6, 2023, the SEC issued an Order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisor or its affiliates. Under the terms of the Order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board. Pursuant to the Order, the Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Kennedy Lewis funds that target similar assets. If an investment falls within the Board Criteria, Kennedy Lewis must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Kennedy Lewis funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Advisor will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions and Agreements – Co-Investment Exemptive Relief.”

As a BDC, the Company expects to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, the Company will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Company against larceny and embezzlement.

The Company and the Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. As a BDC, the Company will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Reporting Obligations

We will furnish to shareholders as soon as practicable after the end of each taxable year and each calendar year such information as is necessary for them to complete U.S. federal and state income tax or information returns, along with any other tax information required by law. We will send to shareholders three quarterly financial reports and investor statement, an annual report and a quarterly statement providing material information regarding the shareholder’s participation in the dividend reinvestment plan and an annual statement providing tax information with respect to income earned on shares under the dividend reinvestment plan for the calendar year.

Depending on legal requirements, we may provide this information to shareholders via U.S. mail or other courier, electronic delivery, or some combination of the foregoing. Information about us will also be available on the SEC’s website at www.sec.gov.

Emerging Growth Company

We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or our Private Offering or any public offering of shares. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

ERISA

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, generally, we intend to take one of the following approaches: (1) in the event that each class of Common Shares is considered a “publicly-offered security” within the meaning of the Plan Asset Regulations (“Publicly-Offered Security”), we will not limit “benefit plan investors” from investing in the Common Shares; (2) in the event one or more classes of Common Shares does not constitute a Publicly-Offered Security, (a) we will limit investment in each class of Common Shares by “benefit plan investors” to less than 25% of the total value of each class of our Common Shares, within the meaning of the Plan Asset Regulations (including any class that constitutes a Publicly-Offered Security), or (b) we will prohibit “benefit plan investors” from owning any class that does not constitute a Publicly-Offered Security.

In addition, each prospective investor that is, or is acting on behalf of any individual retirement account, employee benefit plan, or similar plan or account that is subject to ERISA, or any entity whose underlying assets are considered to include the foregoing (each a “Plan”), must independently determine that our Common Shares are an appropriate investment for the Plan, taking into account its obligations under ERISA, and applicable similar laws, and the facts and circumstances of each investing Plan.

Liquidity Event

The purchase of our Common Shares is intended to be a long-term investment. We do not intend to list our shares on a national securities exchange, and do not expect a public market to develop for our shares in the foreseeable future. The Board may, in its sole discretion, after the ten (10) year anniversary of the Initial Closing Date determine to cause the Company to conduct a “Liquidity Event,” which is defined as (1) a listing of the Common Shares on a national securities exchange (an “Exchange Listing”), or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Advisor. The decision to cause the Company to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Company’s portfolio composition. The ability of the Company to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Company’s portfolio and prevailing market conditions at the time.

Should the Board determine to cause the Company to conduct a Liquidity Event, each investor will be required to agree to cooperate with the Company and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate a Liquidity Event, it being understood that the Company may, without obtaining the consent of any investors, make modifications to the Company’s constitutive documents, capital structure and governance arrangements so long as, in the reasonable opinion of the Board, (x) the economic interests of the investors are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in the Company’s private placement memorandum.

Upon completion of any Liquidity Event, pre-existing investors may also be required to enter into a lock-up agreement with the underwriters of any Liquidity Event or otherwise for a period not to exceed 180 days (or such longer period as may be required or determined to be advisable by the underwriters of the Exchange Listing or otherwise based on prevailing market conditions and practice at the time).

Our Common Shares are freely transferable, except where a transfer is restricted by federal and state securities laws or by contract. We will generally not charge you to facilitate transfers of your shares, other than for necessary and reasonable costs actually incurred by us.

Following any Liquidity Event, investors may be restricted from selling or transferring their Common Shares for a certain period of time by applicable securities laws or contractually by a lock-up agreement with the underwriters of any Liquidity Event or otherwise.

Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us.

In addition, we intend to conduct quarterly share repurchase offers in accordance with the 1940 Act to provide limited liquidity to our shareholders. Our share repurchase program will be the only liquidity initiative that we offer to our shareholders. Because of the lack of a trading market for our shares, you may not be able to sell your shares promptly or at a desired price. If you are able to sell your shares, you may have to sell them at a discount to the purchase price of your shares.

Discretionary Share Repurchase Program

No shareholder or other person holding shares acquired from a shareholder has the right to require the Company to repurchase any Common Shares. No public market for the Common Shares exists, and none is expected to develop in the future. Consequently, shareholders may not be able to liquidate their investment other than as a result of repurchases of shares by the Company, as described below.

The Company has commenced a share repurchase program in which, subject to the Board’s discretion, it intends to repurchase, in each quarter, an amount not to exceed 5.0% of its outstanding Common Shares as of the close of the previous calendar quarter; provided, however, that the Advisor, subject to the Board’s discretion and approval, shall cause the Company to repurchase Common Shares from the shareholders in an amount at least equal to 10% of the Company’s net asset value in respect of the fourth calendar quarter of each of the eighth and tenth calendar years following the Initial Closing Date. The Advisor expects that, generally, it will cause the Company to offer to repurchase Common Shares from shareholders quarterly, with such repurchases to occur as of each March 31, June 30, September 30 and December 31 or the next business day, as applicable. The Company may amend, suspend, or terminate the share repurchase program if it deems such action to be in its best interest and the best interest of its shareholders, subject to the Board’s discretion and approval. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

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

Distributions

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

The following table reflects the distributions declared for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
August 7, 2023	August 7, 2023	August 22, 2023	$0.38	$4,040,011	123,021	$3,037,048
May 9, 2023	May 9, 2023	June 29, 2023	$0.30	$3,139,941	155,348	$2,499,783
				$13,219,702	457,931	$9,223,229

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan (“DRIP”), pursuant to which each shareholder will receive dividends in the form of additional Common Shares unless they notify the Company that they instead desire to receive cash or a combination of cash and Common Shares as set forth below. If a shareholder receives dividends in the form of Common Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of Common Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash or a combination of cash and Common Shares by notifying the Company in the manner set forth in the shareholder’s Subscription Agreement at least five (5) business days prior to the dividend or distribution declaration date fixed by the Board for such dividend. If such notice is received by the Company less than five (5) business days prior to the relevant dividend or distribution declaration date, then that dividend will be paid in the form of Common Shares and any subsequent dividends will be paid in cash or a combination of cash and Common Shares.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address U.S. federal estate or gift taxes, the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax Advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

We intend to elect to be treated, and intend to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with our return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify our holdings so that, at the end of each quarter of each taxable year (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, we generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that we distribute in each taxable year to our shareholders, provided that we distribute at least 90% of the sum of our investment company taxable income and its net tax-exempt income (if any) for such taxable year. Generally, we intend to distribute to our shareholders, at least annually, substantially all of our investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, we must distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, we will be deemed to have distributed any income or gains on which we paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by us in October, November or December with a record date in such a month and paid by us during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If we failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, we would be subject to U.S. federal income tax at regular corporate rates on our taxable income, even if such income were distributed to our shareholders, and all distributions out of earnings and profits (including distributions of net capital gain) would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Advisor. The Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines will be reviewed periodically by the Advisor, and, accordingly, are subject to change.

As an investment advisor registered under the Advisers Act, the Advisor has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisors with proxy voting authority.

Proxy Policies

The Advisor’s policies and procedures are reasonably designed to ensure that the Advisor votes proxies in our best interest and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by us, taking into consideration our investment horizons and other relevant factors. The Advisor will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Advisor. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Advisor may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Advisor requires the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing our investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, located at Kennedy Lewis Capital Company, 225 Liberty St. Suite 4210, New York, NY 10281.

Privacy Policy

The Advisor is subject to privacy and data protection laws in the jurisdictions in which the Advisor operates, including Regulation S-P, 17 C.F.R. 248.1–248.30 (“Regulation S-P”). Pursuant to Regulation S-P, institutions that provide certain financial products or services to individuals to be used for personal, family, or household purposes are required to provide written notice to their customers regarding disclosure of nonpublic personal information. The Advisor restricts access to nonpublic personal information about shareholders to those employees of the Advisor who need to know such information to provide services to us. The Advisor maintains physical, electronic, and procedural safeguards to guard nonpublic personal information of our shareholders. The Advisor may collect, and may disclose to our affiliates and service providers (e.g., attorneys, accountants, entities that assist the Advisor with the administration of fund accounts and financial information) on a “need to know” basis, certain nonpublic personal information about our shareholders. The Advisor will retain such personal information for the time required by the varied legal requirements to which it is subject and consistent with its legitimate interests for its business operations and in connection with its relationships with shareholders to improve services and for security. If the security of personal information is compromised, the affected individuals will receive notice of the data security incident where required by and consistent with applicable law.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Such information is also available on the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors.

Investing in the Common Shares involves a number of significant risks. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in the Common Shares. The risks set forth below are not the only risks the Company faces. Such additional risks and uncertainties not presently known to the Company or not presently deemed material by the Company may also impair the Company’s operations and performance. If any of the following events occur, the Company’s business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of the Common Shares could decline, and shareholders may lose all or part of their investment.

Risks Related to the Company’s Business and Structure

The Company is a new company and has limited operating history.

The Company commenced operations upon the Initial Closing Date in 2023 and has limited operating history. As a result, the Company has limited financial information on which you can evaluate an investment in the Company or the Company’s prior performance. The Company is subject to all the business risks and uncertainties associated with any new business, including the risk that the Company will not achieve its investment objective and that the value of your investment could decline substantially, or your investment could become worthless.

Terrorist attacks, acts of war, national disasters, outbreaks or pandemics may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, national disasters, outbreaks or pandemics may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19.

The Israel-Hamas war and the Russian invasion of Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

The extent to which COVID-19 and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of COVID-19) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

Environmental, Social, and Governance Risk.

The Company faces increasing public scrutiny related to ESG activities. The Company risks damage to its brand and reputation if it fails to act responsibly with respect to environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with shareholders, all of which could adversely affect the business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business.

The Company is dependent upon key personnel of Kennedy Lewis and the Advisor for the Company’s future success. If Kennedy Lewis or the Advisor were to lose any of its key personnel, the Company’s ability to achieve its investment objectives could be significantly harmed.

The Company depends on the diligence, skill and network of business contacts of the senior investment professionals of Kennedy Lewis and the Advisor to achieve its investment objectives. The Advisor has entered into a Resource Sharing Agreement with Kennedy Lewis Management pursuant to which Kennedy Lewis Management makes certain personnel and resources available to the Advisor in order for the Advisor to provide certain investment advisory services to the Company pursuant to the Advisory Agreement. The investment professionals evaluate, negotiate, structure, closes and monitors the Company’s investments in accordance with the terms of the Advisory Agreement. The Company can offer no assurance, however, that the investment professionals will continue to provide investment advice to the Company under the agreements.

The loss of any of these investment professionals may limit the Company’s ability to achieve its investment objectives and operate its business. This could have a material adverse effect on its financial condition, results of operations and cash flows.

The Company’s business model depends to a significant extent upon strong referral relationships. Any inability of the Investment Team to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect the Company’s business.

The Company depends upon the members of the Investment Team to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and the Company will rely to a significant extent upon these relationships to provide it with potential investment opportunities. If the Investment Team fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, the Company will not be able to grow its investment portfolio. In addition, individuals with whom the members of the Investment Team have relationships are not obligated to provide them with investment opportunities, and the Company can offer no assurance that these relationships will generate investment opportunities for the Company in the future.

The Company’s financial condition, results of operations and cash flows will depend on its ability to manage its business effectively.

The Company’s ability to achieve its investment objectives will depend on its ability to manage its business and to grow its investments and earnings. This will depend, in turn, on the Investment Team’s ability to identify, invest in and monitor portfolio companies that meet the Company’s investment criteria. The achievement of the Company’s investment objectives on a cost-effective basis will depend upon the Investment Team’s execution of its investment process, its ability to provide competent, attentive and efficient services to the Company and, to a lesser extent, the Company’s access to financing on acceptable terms. Any failure to manage the Company’s business and its future growth effectively could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Investment Team may, from time to time, be required to provide managerial assistance to the portfolio companies, which may impact investment activities of the Company.

The Investment Team will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The Investment Team may be called upon to provide managerial assistance to the Company’s portfolio companies. These activities may distract them from sourcing new investment opportunities for the Company or slow the Company’s rate of investment.

There are significant potential conflicts of interest that could negatively affect the Company’s investment returns.

The members of the Advisor’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as the Company, or of investment funds, accounts, or investment vehicles managed by the Advisor. Similarly, the Advisor and its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Company or its shareholders.

In addition, there may be times when the Advisor, the members of its investment committee or its other investment professionals have interests that differ from those of the Company’s shareholders, giving rise to a conflict of interest. Although the Advisor will endeavor to handle these investment and other decisions in a fair and equitable manner, the Company and its shareholders could be adversely affected by these decisions. Moreover, given the subjective nature of the investment and other decisions made by the Advisor on the Company’s behalf, the Company is unable to monitor these potential conflicts of interest between the Company and the Advisor; however, the Board, including the Independent Trustees, will review conflicts of interest in connection with its review of the performance of the Advisor. As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, trustees, Advisor, principal underwriters and certain of their affiliates, without the prior approval of the members of board of trustees who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance).

The senior investment professionals and other Investment Team members of the Advisor may, from time to time, possess material non-public information, limiting the Company’s investment discretion.

The senior investment professionals and other Investment Team members of Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which the Company invests, the securities of which are purchased or sold on the Company’s behalf. Additionally, senior investment professionals and other Investment Team members of the Advisor may receive material non-public information in connection with investments the Advisor is considering for the Company, as well as those being considered for other funds. In the event that material nonpublic information is obtained with respect to such companies, or the Company become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, the Company could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Company.

The Company’s management and incentive fees may induce the Advisor to incur additional leverage.

Generally, the management and incentive fees payable by the Company to the Advisor may create an incentive for the Advisor to use the additional available leverage. For example, the fact that the base management fee that the Company pays to the Advisor is payable based upon the Company’s net assets (which includes any borrowings for investment purposes) may encourage the Advisor to use leverage to make additional investments. Such a practice could result in the Company investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of additional leverage may increase the likelihood of the Company’s default on its borrowings, which would disfavor holders of the Common Shares.

In addition, because the incentive fee on net investment income is calculated as a percentage of the Company’s net assets subject to a hurdle, having additional leverage available may encourage the Advisor to use leverage to increase the leveraged return on the Company’s investment portfolio. To the extent additional leverage is available at favorable rates, the Advisor could use leverage to increase the size of the Company’s investment portfolio to generate additional income, which may make it easier to meet the incentive fee hurdle.

The Board is charged with protecting the Company’s interests by monitoring how the Advisor addresses these and other conflicts of interests associated with its management services and compensation. While the Board is not expected to review or approve each investment decision, borrowing or incurrence of leverage, the Independent Trustees will periodically review the Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, the Independent Trustees will consider whether the Company’s fees and expenses (including those related to leverage) remain appropriate.

The Company’s incentive fee may induce the Advisor to make speculative investments.

The Company pays the Advisor an incentive fee based, in part, upon net capital gains realized on the Company’s investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. Additionally, under the incentive fee structure, the Advisor may benefit when capital gains are recognized and, because the Advisor will determine when to sell a holding, the Advisor will control the timing of the recognition of such capital gains. As a result, the Advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in the Company investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The Company operates in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with the Company to make the types of investments that the Company makes. The Company competes with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of the Company’s competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. For example, the Company believes some of its competitors may have access to funding sources that are not available to it. In addition, some of its competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than the Company. Furthermore, many of the Company’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on it as a BDC or the source-of-income, asset diversification and distribution requirements it must satisfy to qualify and maintain its qualification as a RIC. The competitive pressures the Company faces may have a material adverse effect on its business, financial condition, results of operations and cash flows. As a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Company may not be able to identify and make investments that are consistent with its investment objectives.

With respect to the investments the Company makes, the Company does not seek to compete based primarily on the interest rates it offers, and the Company believes that some of its competitors may make loans with interest rates that are lower than the rates it offers. The Company may lose some investment opportunities if it does not match its competitors’ pricing, terms and structure. However, if the Company matches its competitors’ pricing, terms and structure, it may experience decreased net interest income, lower yields and increased risk of credit loss. The Company may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by the Advisor or its affiliates. Although the Advisor will allocate opportunities in accordance with its policies and procedures, and applicable laws and regulations, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to the Company and may not be in the best interests of the Company and its shareholders.

The Company will be subject to corporate-level income tax if it is unable to qualify and thereafter maintain its tax treatment as a RIC under Subchapter M of the Code.

To qualify and thereafter maintain its tax treatment as a RIC under Subchapter M of the Code, the Company must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if the Company distributes at least 90.0% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to its shareholders on an annual basis. Because the Company expects to incur debt, it will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict it from making distributions necessary to maintain its tax treatment as a RIC. If the Company is unable to obtain cash from other sources, it may fail to maintain its tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To maintain its tax treatment as a RIC, the Company must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to prevent the loss of its tax treatment as a RIC. Because most of the Company’s investments will be in private or thinly-traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that the Company will satisfy the asset diversification requirements or the other requirements necessary to maintain its tax treatment as a RIC. If the Company fails to maintain its tax treatment as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce its net assets, the amount of income available for distributions to its shareholders and the amount of funds available for new investments.

There may be potential adverse tax consequences as a result of the Company not being treated as a “publicly offered regulated investment company.”

The Company does not expect to be treated as a “publicly offered regulated investment company.” Until and unless the Company is treated as a “publicly offered regulated investment company” as a result of either (i) Common Shares being held by at least 500 persons at all times during a taxable year, (ii) Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) Common Shares being treated as regularly traded on an established securities market, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to the Advisor and certain of the Company’s other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2.0% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

There may be potential adverse tax consequences for non-U.S. shareholders with respect to an investment in the Company in his, her or its jurisdiction of tax residence.

Depending on (1) the laws of such non-U.S. shareholder’s jurisdiction of tax residence, (2) how the Company is treated in such jurisdiction, and (3) the Company’s activities, an investment in the Company could result in such non-U.S. shareholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in the Company and/or of distributions from the Company and any uncertainties arising in that respect (the Company not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. shareholder, and possibly in excess of the Company’s actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. shareholder could also be subject to restrictions on the use of its share of the Company’s deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in the Company, as well as any other jurisdiction in which such prospective investor is subject to taxation.

Legislative or regulatory tax changes could have any adverse impact on the Company and its shareholders.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of the Company or its shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in the Company’s shares or the value or the resale potential of the Company’s investments.

The Company may have difficulty paying its required distributions if it recognizes income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, the Company will include in income certain amounts that it has not yet received in cash, such as the accrual of original issue discount. This may arise if the Company receives warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to its overall investment activities and increases in loan balances as a result of contracted PIK arrangements are included in income before it receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that it will not receive in cash.

Since in certain cases the Company may recognize income before or without receiving cash representing such income, the Company may have difficulty meeting the requirement to distribute at least 90.0% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to qualify and thereafter maintain its tax treatment as a RIC. In such a case, the Company may have to sell some of its investments at times it would not consider advantageous or raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Company is not able to obtain such cash from other sources, it may fail to qualify and thereafter maintain its tax treatment as a RIC and thus be subject to corporate-level income tax.

PIK interest payments the Company receives will increase its assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by the Company to the Advisor.

Certain of the Company’s debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Company of PIK interest will have the effect of increasing its assets under management. As a result, because the base management fee that the Company pays to the Advisor is based on the value of the Company’s net assets, the receipt by the Company of PIK interest will result in an increase in the amount of the base management fee payable by the Company. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by the Company to the Advisor.

Additionally, the interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. The interest rates on PIK loans are also higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments. Lastly, PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral.

Regulations governing the Company’s operation as a BDC affect its ability to, and the way in which it, raises additional capital. As a BDC, the necessity of raising additional capital may expose the Company to risks, including the typical risks associated with leverage.

The Company may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which the Company refers to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, the Company is permitted as a BDC that has satisfied certain requirements to issue senior securities in amounts such that its asset coverage ratio, as defined in the 1940 Act, equals at least 150.0% of its gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of the Company’s assets declines, it may be unable to satisfy this test. If that happens, the Company would not be able to borrow additional funds until it was able to comply with the 150.0% asset coverage ratio applicable to it under the 1940 Act. Also, any amounts that the Company uses to service its indebtedness would not be available for distributions to its shareholders. If the Company issues senior securities, it will be exposed to typical risks associated with leverage, including an increased risk of loss.

Because the Company expects to finance its investments with borrowed money, the potential for gain or loss on amounts invested in the Company is magnified and may increase the risk of investing in the Company.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in the Common Shares. If the Company uses leverage to partially finance its investments through banks, insurance companies and other lenders, investors will experience increased risks of investing in the Common Shares. Lenders of these funds will have a fixed dollar claims on the Company’s assets that would be superior to the claims of the Company’s shareholders, and the Company would expect such lenders to seek recovery against its assets in the event of a default.

In addition, under the terms of any borrowing facility or other debt instrument that the Company may enter into, the Company is likely to be required to use the net proceeds of any investments that it sells to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged, thereby magnifying losses or eliminating its stake in a leveraged investment. Similarly, any decrease in the Company’s revenue or income will cause its net income to decline more sharply than it would have had it not borrowed. Such a decline would also negatively affect its ability to make distributions with respect to the Common Shares. The Company’s ability to service any debt depends largely on its financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to the Advisor is payable based on the value of its gross assets, including those assets acquired through the use of leverage, the Advisor will have a financial incentive to incur leverage, which may not be consistent with its shareholders’ interests. In addition, the Company’s shareholders will bear the burden of any increase in its expenses as a result of its use of leverage, including interest expenses and any increase in the base management fee payable to the Advisor.

The Company is generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred stock that it may issue in the future, of at least 150.0%. If this ratio declines below 150.0%, the Company will not be able to incur additional debt until it is able to comply with the 150.0% asset coverage ratio applicable to it under the 1940 Act. This could have a material adverse effect on its operations, and the Company may not be able to make distributions. The amount of leverage that the Company employs will depend on the Advisor’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The Company cannot assure investors that it will be able to obtain credit at all or on terms acceptable to it.

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and a subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA, as syndication agent and administrative agent, and State Street Bank and Trust Company, as collateral agent, collateral custodian, and collateral administrator, with a maximum principal amount of $300 million, which can be drawn in U.S. dollars subject to certain conditions (the “Credit Agreement”).

In addition, the Company’s future debt facilities may impose financial and operating covenants that restrict its business activities, including limitations that hinder its ability to finance additional loans and investments or to make the distributions required to qualify and maintain its qualification as a RIC under the Code.

Substantially all of the Company’s assets may be required to be subject to security interests under future debt financing arrangements and, if the Company defaults on its obligations thereunder, the Company may suffer adverse consequences, including foreclosure on its assets.

Substantially all of the Company’s assets may be required to be pledged as collateral under the Company’s future financing arrangements. If the Company defaults on its obligations under such financing arrangements, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, the Company may be forced to sell its investments to raise funds to repay its outstanding borrowings to avoid foreclosure and these forced sales may be at times and at prices the Company would not consider advantageous. Moreover, such deleveraging of the Company could significantly impair its ability to effectively operate its business as previously planned. As a result, the Company could be forced to curtail or cease new investment activities and lower or eliminate the dividends paid to its shareholders.

Because the Company expects to use debt to finance its investments and may in the future issue senior securities including preferred stock and debt securities, if market interest rates were to increase, its cost of capital could increase, which could reduce its net investment income.

Because the Company expects borrow money to make investments and may in the future issue additional senior securities including preferred stock and debt securities, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds and the rate at which it invests those funds. As a result, the Company can offer no assurance that a significant change in market interest rates would not have a material adverse effect on its net investment income in the event it uses debt to finance its investments. In periods of rising interest rates, the Company’s cost of funds would increase, which could reduce its net investment income. The Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. The Company may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act.

Provisions of the Credit Agreement and any other future borrowing facility may limit the Company’s discretion in operating its business.

The Credit Agreement and any future borrowing facility may be backed by all or a portion of the Company’s loans and securities on which the lenders may have a security interest. The Company may pledge up to 100.0% of its assets and may grant a security interest in all of its assets under the terms of any debt instrument it enters into with lenders. The Company expects that any security interests it grants will be set forth in a guarantee and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, the Company expects that the custodian for its securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If the Company were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of the Company’s assets securing such debt, which would have a material adverse effect on its business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants under any future borrowing facility may limit the Company’s ability to incur additional liens or debt and may make it difficult for it to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing.

In addition, under the Credit Agreement and any future borrowing facility, the Company may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. Furthermore, the Company expects that the terms of the Credit Agreement and any future financing arrangement may contain a covenant requiring it to qualify and thereafter maintain compliance with RIC provisions at all times, subject to certain remedial provisions. Thus, a failure to maintain compliance with RIC provisions could result in an event of default under the financing arrangement. An event of default under any borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on the Company’s business and financial condition. This could reduce the Company’s revenues and, by delaying any cash payment allowed to it under any borrowing facility until the lenders have been paid in full, reduce the Company’s liquidity and cash flow and impair its ability to grow its business and maintain its qualification as a RIC.

The Company may in the future determine to fund a portion of its investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in the Company in the same way as borrowings.

Preferred stock, which is another form of leverage, has the same risks to the Company’s shareholders as borrowings because the dividends on any preferred stock the Company issues issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to the Company’s common shareholders, and preferred shareholders are not subject to any of the Company’s expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

Adverse developments in the credit markets may impair the Company’s ability to enter into any other future borrowing facility.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for the Company to obtain desired financing to finance the growth of its investments on acceptable economic terms, or at all.

If the Company is unable to consummate credit facilities on commercially reasonable terms, its liquidity may be reduced significantly. If the Company is unable to repay amounts outstanding under any facility it may enter into and is declared in default or is unable to renew or refinance any such facility, it would limit the Company’s ability to initiate significant originations or to operate its business in the normal course. These situations may arise due to circumstances that the Company may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or the Company and could materially damage its business. Moreover, the Company is unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact the Company’s business.

Most of the Company’s portfolio investments will be recorded at fair value as determined in good faith by the Advisor, the valuation designee of the Board, and, as a result, there may be uncertainty as to the value of the Company’s portfolio investments.

Most of the Company’s portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and, in accordance with Rule 2a-5 under the 1940 Act, the Company values these investments at fair value as determined in good faith by the Advisor, the valuation designee of the Board (the “Valuation Designee”). The Company has retained an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Board (“Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued monthly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board. The determinations of fair value in accordance with the Valuation Policy approved by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

The Company may expose itself to risks if it engages in hedging transactions.

The Company may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose the Company to counter-party credit risk. Hedging against a decline in the values of its portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price.

The Company’s ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions), became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently operates as a “limited derivatives user,” and these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

The Company and its portfolio companies may be subjected to potential adverse effects of new or modified laws or regulations.

The Company and its portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by the Company or its portfolio companies to comply with these laws or regulations, could require changes to certain of the Company’s or its portfolio companies’ business practices, negatively impact the Company’s or its portfolio companies’ operations, cash flows or financial condition, impose additional costs on the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact the Company’s operations, cash flows or financial condition, impose additional costs on the Company, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business.

Certain ERISA Considerations

The fiduciary responsibility standards and prohibited transaction restrictions of ERISA apply to a variety of employee retirement and welfare benefit plans maintained by private employers and certain other entities (“ERISA Plans”). Although ERISA does not (with certain exceptions) apply to individual retirement accounts, “Keogh” plans and certain other plans, such plans are generally subject to Section 4975 of the Code, which contains prohibited-transaction provisions that are similar to those contained in ERISA (“Section 4975 Plans”). In addition, a plan, account or other arrangement that is not subject to Title I of ERISA or section 4975 of the Code may be subject to provisions under federal, state, local, non-U.S. or other laws or regulations that is similar to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code (“Similar Law”)(collectively, with ERISA Plans and Section 4975 Plans, “Plans”).

Investment Consideration. In contemplating an investment in the Company, each fiduciary of the Plan who is responsible for making such an investment should carefully consider, taking into account the facts and circumstances of the Plan, whether such investment is consistent with the applicable provisions of ERISA, the Code or any Similar Law relating to a fiduciary’s duties to the Plan including, without limitation, the prudence, diversification, delegation of control and prohibited transaction provisions of ERISA, the Code and any other applicable Similar Laws. Furthermore, absent an exemption, the fiduciaries of a Plan should not invest in the Company with the assets of any Plan if the Advisor or any of its affiliates is a fiduciary with respect to such assets of the Plan.

Neither the Advisor nor the Company or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Company’s Common Shares is an appropriate investment for Plans generally or any particular Plan.

Prohibited Transactions. Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of ERISA Plans and Section 4975 Plan and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction. A purchase of the Company’s Common Shares by an ERISA Plan having a relationship with the Advisor or the Company, or any of their respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA or Section 4975 of the Code.

Certain “Plan Asset” Considerations. U.S. Department of Labor regulations (as modified by Section 3(42) of ERISA (together, the “Plan Asset Regulation”)) describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. The Plan Asset Regulation provides that, if a “benefit plan investor” (as defined under the Plan Asset Regulation (“Benefit Plan Investor”)) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the Company’s Common Shares constitute a Publicly-Offered Security or another exception under the Plan Asset Regulation applies.

The Company intends to conduct its affairs so that its assets should not be deemed to constitute “plan assets” under the Plan Asset Regulations and therefore, the Advisor would not be expected to be considered a fiduciary under ERISA or the Code with respect to investing Plans. In this regard, generally, the Company intends to take one of the following approaches: (1) in the event that each class of Common Shares is considered a Publicly-Offered Security, the Company will not limit Benefit Plan Investors from investing in the Common Shares; (2) in the event one or more classes of Common Shares does not constitute a Publicly-Offered Security, (a) the Company will limit investment in each class of Common Shares by Benefit Plan Investors to less than 25% of the total value of each class of our Common Shares, within the meaning of the Plan Asset Regulations (including any class that constitutes a Publicly-Offered Security), or (b) the Company will prohibit Benefit Plan Investors from owning any class that does not constitute a Publicly-Offered Security. In order to prevent the Company’s assets from being deemed to constitute “plan assets” under the Plan Asset Regulation the Company may exercise its right to cause a compulsory withdrawal of Benefit Plan Investors, among other things.

If, notwithstanding the foregoing, the Company’s assets are treated as “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Company may be prevented from making certain otherwise desirable investments and engaging in certain other transactions that might otherwise be permitted and, if a non-exempt prohibited transaction occurs, may result in various liabilities and penalties for any “party-in-interest” under ERISA or “disqualified person” under the Code engaging in such transaction.

We, the Advisor, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Advisor’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Advisor and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we, our Advisor, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Advisor’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

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

The Company may incur significant costs as a result of being an Exchange Act reporting company.

As an Exchange Act reporting company, the Company will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.

Risks Related to the Company’s Operations

Because the Company intends to distribute substantially all of its income to its shareholders to obtain and maintain its status as a RIC, it will continue to need additional capital to finance its growth. If additional funds are unavailable or not available on favorable terms, its ability to grow may be impaired.

The Company will need additional capital to fund new investments and grow its portfolio of investments. The Company intends to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase its funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90.0% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to its shareholders to qualify and thereafter maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital markets successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any.

The Company is required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all of the Company’s borrowings, of at least 150.0%. This requirement limits the amount that the Company may borrow. Since the Company continues to need capital to grow its investment portfolio, these limitations may prevent it from incurring debt and require it to raise additional equity at a time when it may be disadvantageous to do so. While the Company expects that it will be able to borrow and to issue additional debt securities and expects that it will be able to issue additional equity securities, which would in turn increase the equity capital available to the Company, it cannot assure investors that debt and equity financing will be available to it on favorable terms, or at all. If additional funds are not available the Company, it may be forced to curtail or cease new investment activities, and its net asset value could decline.

The Company’s ability to enter into certain transactions with its affiliates is restricted, which may limit the scope of investments available to the Company.

The Company is prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of its outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Company is generally prohibited from buying or selling any security from or to such affiliate without the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of its affiliates, which could include concurrent investments in the same portfolio company, without prior approval of the Independent Trustees and, in some cases, of the SEC. The Company is prohibited from buying or selling any security from or to any person that controls its or who owns more than 25.0% of its voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

The Advisor has obtained an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Advisor and certain funds managed and controlled by the Advisor and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Kennedy Lewis funds that target similar assets. If an investment falls within the Board Criteria, Kennedy Lewis must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Kennedy Lewis funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Advisor will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting.

The time and resources that the Investment Team devotes to the Company may be diverted, and the Company may face additional competition due to the fact that the Investment Team is not prohibited from raising money for, or managing, another entity that makes the same types of investments that the Company targets.

Kennedy Lewis may raise money for, or manage, another investment entity that makes the same types of investments as those the Company targets. As a result, the time and resources the Investment Team could devote to the Company may be diverted. In addition, the Company may compete with any such investment entity for the same investors and investment opportunities.

The Company’s incentive fee arrangements with the Advisor may vary from those of other investment funds, account or investment vehicles managed by the Advisor, which may create an incentive for the Investment Team to devote time and resources to a higher fee-paying fund.

If the Advisor is paid a higher performance-based fee from any of its other funds, it may have an incentive to devote more research and development or other activities, and/or recommend the allocation of investment opportunities, to such higher fee-paying fund. For example, to the extent the Advisor’s incentive compensation is not subject to a hurdle or an income incentive fee cap with respect to another fund, it may have an incentive to devote time and resources to such other fund.

The Advisor’s liability is limited under the Advisory Agreement and the Company has agreed to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on the Company’s behalf than it would when acting for its own account.

Under the Advisory Agreement, the Advisor has not assumed any responsibility to the Company other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Advisory Agreement, the Advisor, its officers, members and personnel, and any person controlling or controlled by the Advisor will not be liable to the Company, any of its subsidiaries, its trustees, its shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to the Company under the Advisory Agreement. In addition, as part of the Advisory Agreement, the Company has agreed to indemnify the Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the Company’s business and operations or any action taken or omitted on the Company’s behalf pursuant to authority granted by the Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account.

The Advisor can resign as the Company’s investment adviser or administrator, respectively, upon 60 days’ notice and the Company may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in its operations that could adversely affect its financial condition, business and results of operations.

The Advisor has the right under the Advisory Agreement to resign as the Company’s investment adviser at any time upon 60 days’ written notice, whether the Company has found a replacement or not. Similarly, the Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether the Company has found a replacement or not. If Kennedy Lewis were to resign as the Advisor or the Administrator, the Company may not be able to find a new investment adviser or administrator, respectively or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days or at all. If the Company is unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business and results of operations as well as its ability to pay distributions to its shareholders are likely to be adversely affected. Even if the Company is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Company’s investment objectives may result in additional costs and time delays that may adversely affect its business, financial condition, results of operations and cash flows.

The Company may experience fluctuations in its annual and quarterly operating results.

The Company could experience fluctuations in its annual and quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities it acquires, the default rate on such loans and securities, the level of its expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The Board may change the Company’s investment objectives, operating policies and strategies without prior notice or shareholder approval.

The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive the Company’s operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business or operating results. Nevertheless, any such changes could adversely affect its business and impair its ability to make distributions to its shareholders.

The Company is highly dependent on information systems and systems failures could significantly disrupt its business, which may, in turn, negatively affect the Company.

The Company’s business is highly dependent on the communications and information systems of the Advisor. In addition, certain of these systems are provided to the Advisor by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in the Company’s activities. This, in turn, could have a material adverse effect on the Company’s operating results and negatively affect the Company.

The failure in cyber security systems, as well as the occurrence of events unanticipated in the Company’s disaster recovery systems and management continuity planning could impair its ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against the Company or against a third-party that has access to the Company’s data or networks, a natural catastrophe, an industrial accident, failure of the Company’s disaster recovery systems, or consequential employee error, could have an adverse effect on its ability to communicate or conduct business, negatively impacting its operations and financial condition. This adverse effect can become particularly acute if those events affect the Company’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of its data.

The Company depends heavily upon computer systems to perform necessary business functions. Despite its implementation of a variety of security measures, the Company’s computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through the Company’s computer systems and networks. Such an attack could cause interruptions or malfunctions in the Company’s operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which the Company does business may also be sources of cybersecurity or other technological risks. The Company outsources certain functions, and these relationships allow for the storage and processing of its information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by the Advisor and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which the Company invests, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Company’s ability to calculate its net asset value, impediments to trading, the inability of its shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While the Company engages in actions to reduce its exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, the Company may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The Company currently does not maintain insurance coverage relating to cybersecurity risks, and it may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and the Company may be subject to litigation and financial losses that are not fully insured.

The Company, the Advisor and the Company’s portfolio companies are subject to risks associated with “phishing” and other cyber-attacks.

The Company’s business and the business of its portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, the Company’s and its portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Advisor’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to the Company’s business relationships, regulatory fines or penalties, or other adverse effects on the Company’s business, financial condition or results of operations. In addition, the Company may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

The Advisor’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. These service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

Risks Related to Economic Conditions

Global economic, political and market conditions may adversely affect the Company’s business, results of operations and financial condition, including its revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions.

Inflation May Adversely Affect the Business, Results of Operations and Financial Condition of Our Portfolio Companies.

Our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Further downgrades of the U.S. credit rating, impending automatic spending cuts, another government shutdown or a failure to raise the statutory debt limit of the United States could negatively impact the Company’s liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the U.S. Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact the Company’s ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to the Company’s Investments

Economic recessions or downturns could impair the Company’s portfolio companies, which would harm the Company’s operating results.

Many of the portfolio companies in which the Company invests are likely to be susceptible to economic slowdowns or recessions and may be unable to repay the Company’s loans during such periods. Therefore, the number of the Company’s non-performing assets is likely to increase, and the value of its portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of its loans and debt securities and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in its portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing its investments and harm its operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize its portfolio company’s ability to meet its obligations under the loans and debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that the Company could become subject to a lender’s liability claim, including as a result of actions taken if the Company renders significant managerial assistance to the borrower. Furthermore, if one of the Company’s portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize the Company’s debt holding and subordinate all or a portion of its claim to claims of other creditors, even though the Company may have structured its investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which the Company provided managerial assistance to that portfolio company.

The Company’s investments in leveraged portfolio companies may be risky, and it could lose all or part of its investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which the Company invests may have limited financial resources and may be unable to meet their obligations under their loans and debt securities. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees that it may have obtained in connection with its investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

The Company may hold the loans and debt securities of leveraged companies that may, due to the significant operating volatility typical of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect that company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, the Company’s influence with respect to the class of securities or other obligations it owns may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

The Company’s investments in private and middle market portfolio companies are risky, and it could lose all or part of its investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and the Company relies on the ability of the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose money on its investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the Company’s portfolio companies and, in turn, on the Company. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Company’s executive officers, trustees and Advisor may, in the ordinary course of business, be named as defendants in litigation arising from its investments in portfolio companies.

The lack of liquidity in the Company’s investments may adversely affect its business.

Most of the Company’s assets will be invested in illiquid loans and securities, and a substantial portion of its investments in leveraged companies will be subject to legal and other restrictions on resale or otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for the Company to sell such investments if the need arises. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it has previously recorded the investments.

The Company is subject to credit, liquidity and interest rate risks.

The Company will invest in notes, bonds or other fixed income securities, which may include, without limitation, notes, bonds and debentures issued by corporations, government issued or guaranteed debt securities, commercial paper and “higher-yielding” (including non-investment grade) and, therefore, higher risk debt securities. The Company will therefore be subject to credit, liquidity and interest rate risks.

Generally, the value of fixed income securities will change inversely with changes in interest rates. As interest rates rise, the market value of fixed income securities tends to decrease. Conversely, as interest rates fall, the market value of fixed income securities tends to increase. This risk will be greater for long- term securities than for short-term securities. The Company may attempt to minimize the exposure of the portfolios to interest rate changes through the use of interest rate swaps, interest rate futures and/or interest rate options. However, there can be no guarantee that the Company will be successful in fully mitigating the impact of interest rate changes.

Higher-yielding debt securities are generally unsecured and may be subordinated to certain other outstanding securities and obligations of the issuer, which may be secured on substantially all of the issuer’s assets. The lower rating of debt obligations in the higher-yielding sector reflects a greater probability that adverse changes in the financial condition of the issuer or in general economic conditions or both may impair the ability of the issuer to make payments of principal and interest. Non-investment grade debt securities may not be protected by financial covenants or limitations on additional indebtedness. In addition, evaluating credit risk for debt securities involves uncertainty because credit rating agencies throughout the world have different standards, making comparison across countries difficult. Also, the market for credit spreads is often inefficient and illiquid, making it difficult to accurately calculate discounting spreads for valuing financial instruments. It is likely that a major economic recession could disrupt severely the market for such securities and may have an adverse impact on the value of such securities. In addition, it is likely that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default for such securities.

The Company’s investments in loan interests may be difficult to value, have extended settlement periods and expose the Company to the risk of delayed receipt of principal and interest payments.

Loan interests generally are subject to restrictions on transfer, and the Company may be unable to sell loan interests at a time when it may otherwise be desirable to do so or may be able to sell them only at prices that are less than what the Advisor regards as their fair market value. Accordingly, loan interests may at times be illiquid. Loan interests may be difficult to value and may have extended settlement periods, which expose the Company to the risk that the receipt of principal and interest payments may be delayed until the loan interest settles.

Interests in secured loans have the benefit of collateral and, typically, of restrictive covenants limiting the ability of the borrower to further encumber its assets. There is a risk that the value of any collateral securing a loan in which the Company has an interest may decline and that the collateral may not be sufficient to cover the amount owed on the loan. In most loan agreements there is no formal requirement to pledge additional collateral. In the event the borrower defaults, the Company’s access to the collateral may be limited or delayed by bankruptcy or other insolvency laws. Further, in the event of a default, second lien secured loans will generally be paid only if the value of the collateral exceeds the amount of the borrower’s obligations to the first lien secured lenders, and the remaining collateral may not be sufficient to cover the full amount owed on the loan in which the Company has an interest. In addition, if a secured loan is foreclosed, the Company would likely bear the costs and liabilities associated with owning and disposing of the collateral. The collateral may be difficult to sell and the Company would bear the risk that the collateral may decline in value while the Company is holding it.

The Company may acquire a loan interest by obtaining an assignment of all or a portion of the interests in a particular loan that are held by an original lender or a prior assignee. As an assignee, the Company normally will succeed to all rights and obligations of its assignor with respect to the portion of the loan that is being assigned. However, the rights and obligations acquired by the purchaser of a loan assignment may differ from, and be more limited than, those held by the original lenders or the assignor.

Alternatively, the Company may acquire a participation interest in a loan that is held by another party. When the Company’s loan interest is a participation, the Company may have less control over the exercise of remedies than the party selling the participation interest, and it normally would not have any direct rights against the borrower. As a participant, the Company also would be subject to the risk that the party selling the participation interest would not remit the Company’s pro rata share of loan payments to the Company. It may be difficult for the Company to obtain an accurate picture of a lending bank’s financial condition.

Loan interests may not be considered “securities,” and purchasers, such as the Company, therefore may not be entitled to rely on the anti-fraud protections of U.S. federal securities laws.

The Company may invest in syndicated loans, which limits the Company’s available remedies against the borrower and may expose the Company to third-party risk.

The Company may invest in loans and participations therein originated by banks and other financial institutions. These investments may include highly leveraged loans to borrowers whose credit is rated below investment grade. Such loans are typically private corporate loans that are negotiated by one or more commercial banks or financial institutions and syndicated among a group of commercial banks and financial institutions. In order to induce the lenders to extend credit and to offer a favorable interest rate, the borrower often provides the lenders with extensive information about its business that is not generally available to the public. To the extent that the Company obtains such information, and it is material and non-public, the Company will be unable to trade in the securities of the borrower until the information is disclosed to the public or otherwise ceases to be material, non-public information.

The Company may acquire interests in bank loans and other debt obligations either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. A participation interest in a portion of a debt obligation typically results in a contractual relationship with only the institution acting as a lender under the credit agreement, not with the borrower. As a holder of a participation interest, the Company generally will have no right to exercise the rights of the lender under the credit agreement, including the right to enforce compliance by the borrower with the terms of the loan agreement, approve amendments or waivers of terms, nor will the Company have any rights of set-off against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation.

The Company may invest in structured products, which entails various risks, including credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks, geographical concentration risks, basis risks and legal risks.

The Company may invest in securities backed by, or representing interests in, certain underlying instruments or assets (“structured products”). The cash flow on the underlying instruments or assets of structured products may be apportioned among the structured products to create securities with different investment characteristics such as varying maturities, payment priorities and interest rate provisions, and the extent of the payments made with respect to the structured products is dependent on the extent of the cash flow on the underlying instruments. The performance of structured products will be affected by a variety of factors, including the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. Investing in structured products entails various risks, including credit risks, including the significant credit risks inherent in the underlying collateral, liquidity risks, interest rate risks, market risks, operations risks, structural risks, geographical concentration risks, basis risks and legal risks.

Structured products are typically sold in private placement transactions, and investments in structured products may therefore be illiquid in nature, with no readily available secondary market. Because certain structured products of the type in which the Company may invest may involve no credit enhancement, the credit risk of those structured products generally would be equivalent to that of the underlying instruments. The Company may invest in a class of structured products that is either subordinated or unsubordinated to the right of payment of another class. Subordinated structured products typically have higher yields and present greater risks than unsubordinated structured products.

Structured products are also subject to the risks of the assets securitized. In particular, they are subject to risks related to the quality of the control systems and procedures used by the parties originating and servicing the securitized assets. Deficiencies in these systems may negatively affect the value of the securities, including by resulting in higher-than-expected borrower delinquencies or the inability to effectively pursue remedies against borrowers due to defective documentation.

Additionally, the yield to maturity of a tranche may be extremely sensitive to the rate of defaults in the underlying reference portfolio. A rapid change in the rate of defaults may have a material adverse effect on the yield to maturity. It is therefore possible that the Company may incur losses on its investments in structured products regardless of their original credit profile. Finally, the securities in which the Company is authorized to invest include securities that are subject to legal or contractual restrictions on their resale or for which there is a relatively inactive trading market. Securities subject to resale restrictions may sell at a price lower than similar securities that are not subject to such restrictions.

The Company may invest in covenant-lite loans, which may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans.

Although the Company generally expects the transaction documentation of some portion of the Company’s investments to include covenants and other structural protections, a portion of the Company’s investments may be composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Company’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of the Company’s portfolio investments, reducing its net asset value through increased net unrealized depreciation.

As a BDC, the Company is required to carry its investments at market value or, if no market value is ascertainable, at fair value. As part of the valuation process, the Advisor may take into account the following types of factors, if relevant, in determining the fair value of its investments:

•
available current market data, including relevant and applicable market trading and transaction comparables;

•
applicable market yields and multiples;

•
security covenants;

•
call protection provisions;

•
information rights;

•
the nature and realizable value of any collateral;

•
the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
•
comparisons of financial ratios of peer companies that are public;

•
comparable merger and acquisition transactions; and

•
the principal market and enterprise values.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Advisor uses the pricing indicated by the external event to corroborate its valuation. The Advisor records decreases in the market values or fair values of its investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in the Company’s portfolio. The effect of all of these factors on its portfolio may reduce the Company’s net asset value by increasing net unrealized depreciation in its portfolio. Depending on market conditions, the Company could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The Company’s failure to make follow-on investments in its portfolio companies could impair the value of its portfolio.

Following an initial investment in a portfolio company, the Company may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•
increase or maintain in whole or in part its position as a creditor or equity ownership percentage in a portfolio company;

•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•
preserve or enhance the value of its investment.

The Company has discretion to make follow-on investments, subject to the availability of capital resources. Failure on its part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and its initial investment, or may result in a missed opportunity for it to increase its participation in a successful operation. Even if it has sufficient capital to make a desired follow-on investment, the Company may elect not to make a follow-on investment because it may not want to increase its level of risk, because it prefers other opportunities or because it is inhibited by compliance with the requirements of the 1940 Act or the desire to qualify or maintain its qualification as a RIC.

Because the Company generally does not hold controlling equity interests in portfolio companies, the Company may not be able to exercise control over its portfolio companies or to prevent decisions by management of its portfolio companies that could decrease the value of its investments.

The Company will not generally hold controlling equity positions in any of portfolio companies. As a result, the Company is subject to the risk that a portfolio company may make business decisions with which it disagrees, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity of the debt and equity investments that the Company holds in its portfolio companies, it may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company and may therefore suffer a decrease in the value of its investments.

Defaults by the Company’s portfolio companies will harm its operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations to the Company under the loans or debt or equity securities held by it. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments of the Company’s debt investments by its portfolio companies could adversely impact its results of operations and ability to make shareholder distributions.

The Company is subject to the risk that the debt investments it makes in portfolio companies may be repaid prior to maturity. The Company expects that its investments will generally allow for repayment at any time subject to certain penalties. When this occurs, the Company intends to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with its investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and the Company could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, the Company’s results of operations could be materially adversely affected if one or more of the Company’s portfolio companies elects to prepay amounts owed to it. Additionally, prepayments could negatively impact the Company’s ability to make, or the amount of, shareholder distributions with respect to the holders of Common Shares.

The transition away from LIBOR and changes in interest rates may affect the Company’s net investment income.

The Company’s debt investments may be based on floating rates, such as EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on the Company’s investments, the value of its interests and the rate of return on invested capital. Floating rate benchmarks have faced scrutiny in connection with the pending cessation of LIBOR and it is unclear how increased regulatory oversight and changes in the governance of floating rate benchmarks may affect the value of the financial obligations to be held by or issued to the Company that are linked to any such floating rate benchmarks, or how such changes could affect the Company’s results of operations or financial condition. Certain of the Company’s floating rate investments may be linked to synthetic LIBOR and such instruments may need to be renegotiated or amended when synthetic LIBOR ceases. In addition, any further changes or reforms to the determination or supervision of any applicable floating rate benchmarks may result in a sudden or prolonged increase or decrease in reported floating rate benchmarks, which could have an adverse impact on the market for or value of any related securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on its overall financial condition or results of operations.

For example, because of regulatory attention and other reforms, most settings have LIBOR have been discontinued; a few settings of U.S. dollar LIBOR continue to be published on a synthetic, non-representative basis. These changes are connected to concerns that certain panel banks may have been manipulating the determination of LIBOR in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences and, that in recent years, the number of unsecured interbank funding transactions in the LIBOR markets has declined substantially. As a result, public and private sector industry initiatives focused on identifying new or alternative floating rate benchmarks that could be used in place of IBORs. These industry-wide replacement initiatives resulted in the replacement of LIBOR with multiple alternative floating rate benchmarks that perform differently than LIBOR would have, may have caused value transfers between the parties to related floating rate instruments and required substantial efforts to renegotiate, amend or replacement related LIBOR-linked instruments. No assurances can be given that other similar concerns with respect to other floating rate benchmarks will not arise or that such floating rate benchmarks will not be subject to similar industry-wide replacement initiatives.

It is expected that all synthetic U.S. dollar LIBOR settings will be discontinued at the end of September 2024. Many contracts have already transitioned away from LIBOR reference as a result of contractual fallback mechanics, negotiated amendments or as a result of statutory fallback mechanisms; some contracts continue to use synthetic U.S. dollar LIBOR and may continue to do so until synthetic LIBOR is discontinued. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance and prohibitions. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., SOFR), which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments, or the Sterling Overnight Index Average (“SONIA”), which measures the rate at which interest is paid on sterling short-term wholesale funds. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates (and the nature of such alternative reference rates) or other reforms to LIBOR or any other alternative reference rates that may be enacted in the United States, United Kingdom or elsewhere. There also remains uncertainty regarding the effects of the transition away from LIBOR to alternative reference rates on the Company or on certain instruments in which the Company invests which have already.

Although certain settings of synthetic U.S. dollar LIBOR may continue to be available, the prohibitions with respect to LIBOR and the anticipated cessation of LIBOR may adversely affect the value of floating-rate instruments which previously utilized LIBOR or continue to utilize synthetic U.S. dollar LIBOR. Most of our new floating rate debt investments are indexed to SOFR; however, we have material debt investments that are indexed to synthetic LIBOR. Following the cessation of synthetic LIBOR, some or all of our debt investments may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investments and, as a result, on our results of operations. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, these alternative reference rates may not attain market acceptance as universal replacements for LIBOR. It is not possible to predict the effect of the final cessation of synthetic U.S. dollar LIBOR or of any of these other developments, and any future initiatives to regulate, reform or change the manner of administration of floating rate benchmarks could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for related financial instruments. In addition, the transition from any benchmark to another benchmark (such as the transition from LIBOR to SOFR, SONIA or other alternative reference rates) may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

The effect of global climate change may impact the operations of the Company’s portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of the Company’s portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Company’s portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of the Company’s portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

The Company’s portfolio companies may incur debt that ranks equally with, or senior to, its investments in such companies.

The Company’s may invest a portion of its capital in second lien and subordinated loans issued by its portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which the Company invests. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments in respect of the loans in which it invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Company’s investment in that portfolio company would typically be entitled to receive payment in full before the Company receives any distribution in respect of the Company’s investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to the Company. In the case of debt ranking equally with loans in which the Company invest, the Company would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that the Company makes to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before the Company. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then the Company, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The Company may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before the Company. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy the Company’s unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the Company’s unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights the Company may have with respect to the collateral securing the loans the Company makes to portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that the Company enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;

•
the ability to control the conduct of such proceedings;

•
the approval of amendments to collateral documents;

•
releases of liens on the collateral; and

•
waivers of past defaults under collateral documents.

•
The Company may not have the ability to control or direct such actions, even if the Company’s rights are adversely affected.

The Company may be exposed to special risks associated with bankruptcy cases.

One or more of the Company’s portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, the Company cannot assure investors that a bankruptcy court would not approve actions that may be contrary to the Company’s interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

To the extent that portfolio companies in which the Company has invested through a unitranche facility are involved in bankruptcy proceedings, the outcome of such proceedings may be uncertain. For example, it is unclear whether a bankruptcy court would enforce an agreement among lenders which sets the priority of payments among unitranche lenders. In such a case, the “first out” lenders in the unitranche facility may not receive the same degree of protection as they would if the agreement among lenders was enforced.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, the Company could become subject to a lender liability claim (alleging that the Company misused its influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from the Company and it provides that assistance. To the extent the Company and an affiliate both hold investments in the same portfolio company that are of a different character, the Company may also face restrictions on its ability to become actively involved in the event that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, the Company may be unable to exercise rights the Company may otherwise have to protect its interests as security holders in such portfolio company.

If the Company makes subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to the Company.

The Company may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If the Company makes a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

The disposition of the Company’s investments may result in contingent liabilities.

Substantially all of the Company’s investments involve loans and private securities. In connection with the disposition of an investment in loans and private securities, the Company may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. The Company may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities.

The Company may not realize gains from its equity investments.

When the Company invests in loans and debt securities, it may acquire warrants or other equity securities of portfolio companies as well. The Company may also invest in equity securities directly. To the extent it holds equity investments, the Company will attempt to dispose of them and realize gains upon its disposition of them. However, the equity interests the Company receives may not appreciate in value and may decline in value. As a result, the Company may not be able to realize gains from its equity interests, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it experiences.

Risks Related to the Common Shares

There is a risk that investors may not receive distributions or that the Company’s distributions may not grow over time and a portion of its distributions may be a return of capital.

The Company intends to make distributions on a quarterly basis to its shareholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Delaware law on the distribution thereof). The Company cannot assure investors that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be made at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with BDC regulations and such other factors as the Board may deem relative from time to time. The Company cannot assure investors that it will make distributions to its shareholders in the future.

The Company’s ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report. Due to the asset coverage test applicable to the Company under the 1940 Act as a BDC, the Company may be limited in its ability to make distributions. In addition, restrictions and provisions in any future credit facilities, as well as in the terms of any debt securities the Company may issue, may limit its ability to make distributions in certain circumstances.

When the Company makes distributions, it will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in the Common Shares and, assuming that an investor holds the Common Shares as a capital asset, thereafter as a capital gain.

Investing in the Common Shares may involve an above average degree of risk.

The investments the Company makes in accordance with its investment objectives may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. The Company’s investments in portfolio companies may be speculative and, therefore, an investment in the Common Shares may not be suitable for someone with lower risk tolerance.

An investment in the Company is illiquid and there are restrictions on withdrawal.

An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain, or the occurrence of a Liquidity Event, which is defined as an Exchange Listing or Sale Transaction. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that is estimated to be equal to our NAV per share on the last day of such quarter, which may be lower than the price that you paid for our Common Shares. As a result, to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in this offering.

The timing of any share repurchase may be disadvantageous.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Advisor and other third-party service providers. The Advisor manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Advisor has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Advisor actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Advisor to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Advisor’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on its Chief Compliance Officer (“CCO”) and the expertise of risk management, legal, information technology, and compliance personnel of the Advisor when identifying and overseeing risks from cybersecurity threats associated with its use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO, which incorporates updates provided by the CCO of the Advisor regarding the overall state of the Advisor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, and the CCO of the Advisor, manage the Company’s cybersecurity program. The CCO is responsible for monitoring and reporting to the board about the Adviser’s compliance with its responsibilities for the Adviser’s and the Company’s cybersecurity program. The CCO has been responsible for this oversight function as CCO to the Company since inception and has worked in the financial services industry for more than 30 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Advisor.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 225 Liberty Street, Suite 4210, New York, New York 10281 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Share Issuances

Our outstanding Common Shares are offered and sold in Private Offerings exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.

Holders

As of March 27, 2024, there were 294 shareholders of record of our Common Shares.

Net Asset Value

We expect to determine our NAV each month as of the last day of each calendar month. The NAV per share is determined by dividing the value of total assets minus liabilities by the total number of Common Shares outstanding at the date as of which the determination is made. The following table presents our monthly NAV per share since our inception through December 31, 2023:

Month End	NAV per Common Share
February 1, 2023 (inception)	$20.00
February 28, 2023	$19.80
March 31, 2023	$19.78
April 30, 2023	$19.87
May 31, 2023	$19.55
June 30, 2023	$20.06
July 31, 2023	$20.32
August 30, 2023	$20.13
September 30, 2023	$20.39
October 31, 2023	$20.45
November 30, 2023	$20.70
December 31, 2023	$20.55

Distributions

We have declared distributions on a quarterly basis beginning in May 2023 and expect to continue to pay regular quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income. See “Description of our Shares” and “Material U.S. Federal Income Tax Considerations.”

The following table presents our distributions that were declared and payable for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
August 7, 2023	August 7, 2023	August 22, 2023	$0.38	$4,040,011	123,021	$3,037,048
May 9, 2023	May 9, 2023	June 29, 2023	$0.30	$3,139,941	155,348	$2,499,783
				$13,219,702	457,931	$9,223,229

Of the total distributions paid as of December 31, 2023, $1,643,121 was distributed in cash. Of the total distributions paid on January 30, 2024, $2,353,352 was paid in cash.

Dividend Reinvestment Plan

We have adopted a DRIP, pursuant to which each shareholder will receive dividends in the form of additional Common Shares unless they notify the Company that they instead desire to receive cash or a combination of cash and Common Shares as set forth below. If a shareholder receives dividends in the form of Common Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. See “Item 1. Business – Dividend Reinvestment Plan.”

Discretionary Share Repurchase Program

No shareholder or other person holding shares acquired from a shareholder has the right to require the Company to repurchase any Common Shares. No public market for the Common Shares exists, and none is expected to develop in the future. Consequently, shareholders may not be able to liquidate their investment other than as a result of repurchases of shares by the Company, as described below.

The Company has commenced a share repurchase program in which, subject to the Board’s discretion, it intends to repurchase, in each quarter, an amount not to exceed 5.0% of its outstanding Common Shares as of the close of the previous calendar quarter; provided, however, that the Advisor, subject to the Board's discretion and approval, shall cause the Company to repurchase Common Shares from the shareholders in an amount at least equal to 10% of the Company's net asset value in respect of the fourth calendar quarter of each of the eighth and tenth calendar years following the Initial Closing Date. The Advisor expects that, generally, it will cause the Company to offer to repurchase Common Shares from shareholders quarterly, with such repurchases to occur as of each March 31, June 30, September 30 and December 31 or the next business day, as applicable. The Company may amend, suspend, or terminate the share repurchase program if it deems such action to be in its best interest and the best interest of its shareholders, subject to the Board’s discretion and approval. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

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

During the year ended December 31, 2023, no shares were repurchased.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the fiscal year ended December 31, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. [Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this section contains forward-looking statements that involve risks and uncertainties. See “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview

Kennedy Lewis Capital Company (the “Company,” “we,” “us,” and “our”) is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intends to elect to be treated, for U.S. federal income tax purposes, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on February 10, 2022 (the “Inception Date”) as a Delaware statutory trust. The Company commenced operations on February 1, 2023 as a privately offered BDC.

The Company is externally managed by Kennedy Lewis Capital Holdings LLC (the “Advisor”). The Advisor oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

The Company’s investment objectives are to maximize the total return to its shareholders in the form of current income and, to a lesser extent, capital appreciation. The Company employs a strategy to provide capital to middle market companies, with a focus on direct originations in private, first lien, senior secured, performing credits. See “Item 1. Business – Our Business Strategy.”

Key Components of Our Results of Operations

Investments

We focus primarily on loans and securities, including syndicated loans, of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

Revenues

We generate revenue in the form of interest income and fees primarily from senior secured loans with some capital appreciation through nominal equity co-investments. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases.

Expenses

Except as specifically provided below, all investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Advisor. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Advisor, pursuant to the investment advisory agreement between the Company and the Advisor (as amended, the “Advisory Agreement”); (b) our allocable portion of compensation, overhead (including rent and utilities) and other expenses incurred by Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with Kennedy Lewis Capital Holdings LLC and its affiliates, “Kennedy Lewis”) as the Company’s administrator (in such capacity, the “Administrator”) in performing its administrative obligations pursuant to an administration agreement (the “Administration Agreement”), including but not limited to: (i) Chief Financial Officer and Chief Compliance Officer of the Company and their respective staffs; (ii) actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company; and (c) all other expenses of our operations, administrations and transactions.

From time to time, the Advisor, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Advisor, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Advisor or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (as amended, the “Expense Support Agreement”) with the Advisor. For additional information see “Item 8. Financial Statement—Notes to Financial Statement—Note 3. Related Party Transactions”.

Financial and Operating Highlights

At December 31, 2023
Investment Portfolio	$352,378,520
Net assets	$221,615,920
Debt (net of deferred financing costs)	$195,000,000
Net asset value per share	$20.55

Portfolio Activity for the Year Ended December 31, 2023
Purchases during the period	$490,600,898
Sales and principal repayments during the period	$149,155,907
Net investments during the period	$341,444,991
Number of portfolio companies at end of period	90
Weighted average contractual interest rate of investment commitments based on par	11.05%

Portfolio and Investment Activity

We commenced investment operations on February 1, 2023. Accordingly, there is no investment activity in the comparable period for the period ended December 31, 2022.

As of December 31, 2023 and December 31, 2022, our investments at fair value consisted of the following:

	December 31, 2023 Fair Value	Percentage of Total Investments at Fair Value
First Lien	$317,768,488	90.18%
Second Lien	19,050,076	5.41%
Equity	15,559,956	4.41%
Total	$352,378,520	100.00%

As of the year ended December 31, 2023, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

We commenced investment operations on February 1, 2023, and therefore do not have prior periods with which to compare investment results. For the period from February 10, 2022 (Inception Date) through December 31, 2022, we incurred only organizational and offering costs. Our operating results for the year ended December 31, 2023, and for the period from February 10, 2022 (Inception Date) through December 31, 2022, were as follows:

	For the Year Ended December 31, 2023	For the period from February 10, 2022 (Inception Date) to December 31, 2023
Total investment income	$26,442,587	$—
Less: Net expenses	14,798,894	—
Net investment income (loss)	11,643,693	—
Net realized gains (losses)	1,566,093	—
Net change in unrealized appreciation (depreciation)	7,155,205	—
Net increase (decrease) in net assets resulting from operations	$20,364,991	$—
Net investment income (loss) per share	$1.08	$—
Net increase (decrease) in net assets resulting from operations per share	$1.89	$—

Investment Income

Investment income is primarily dependent on the composition and credit quality of our investment portfolio. Generally, we expect our debt investments to generate predictable, recurring interest income in accordance with the contractual terms of each loan. Equity securities may pay a dividend and may increase in value for which a gain may be recognized; generally, such dividend payments and gains are less predictable than interest income on our loan portfolio.

Investment income for the year ended December 31, 2023 was driven by our deployment of capital since February 1, 2023 (commencement of operations) and an increasing invested balance. There was no investment income prior to February 1, 2023. The composition of our investment income for the period from February 1, 2023 (commencement of operations) to December 31, 2023 was as follows:

For the Year Ended December 31, 2023
Interest income	$25,596,649
Dividend income	785,960
Fee income	59,978
Total investment income	$26,442,587

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2023, and for the period from February 10, 2022 (Inception Date) through December 31, 2022 were as follows:

	For the Year Ended December 31, 2023	For the period from February 10, 2022 (Inception Date) to December 31, 2022
Interest and debt fee expense	$7,995,404	$—
Management fees	2,232,837	—
Income incentive fee	1,118,214	—
Capital gains incentive fee	1,090,162
Directors’ fees and expenses	366,663	—
Professional fees	1,927,451	—
Amortization of deferred financing costs	480,842	—
Administrative service expenses	959,377	—
Other expenses	421,401	—
Organization costs	219,684	625,598
Amortization of continuous offering costs	851,065	—
Total expenses	17,663,100	625,598
Expenses waived by the Advisor (Note 3)	(2,270,214)	(625,598)
Management fee waiver	(128,140)	—
Income incentive fee waiver	(465,852)	—
Net expenses	$14,798,894	$—

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the year ended December 31, 2023 and the period from February 1, 2022 (commencement of operations) to December 31, 2022 were as follows. There was no investing activity prior to February 1, 2023 (commencement of operations), and therefore no comparative information is included.

	For the Year Ended December 31, 2023	For the period from February 10, 2022 (commencement of operations) to December 31, 2022
Net realized gains (losses)	$1,566,093	$—
Net change in unrealized appreciation (depreciation)	7,155,205	—
Net realized and unrealized gains (losses)	$8,721,298	$—

Liquidity and Capital Resources

We generate cash from (1) private placements, at which we will accept funds from investors in connection with such investors’ purchases of common shares of beneficial interest, par value $0.01 (“Common Shares”), (2) cash flows from investments and operations, and (3) borrowings from banks or other lenders. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us.

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Advisor and the Administrator), (3) debt service of any borrowings and (4) cash distributions to the Company’s shareholders.

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of December 31, 2023, we had $195,000,000 of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 213.65%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of December 31, 2023 is $300 million, which can be drawn in U.S. dollars subject to certain conditions. The maturity date of the Secured Credit Facility is May 1, 2028.

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) if the percentage of loans that are broadly syndicated loans (“BSL”) is 60% or higher on each day during such interest period, 3.25%, (ii) if the percentage of loans that are BSL is less than 60% during any day during such interest period but higher than 30% on each day during such interest period, 3.35% and (iii) in relation to either (A) any period in the 18 months following the closing of the Secured Credit Facility during which the percentage of loans that are BSL is less than 30% on any day during such interest period or (B) any interest period that occurs more than 18 months following the closing of the Secured Credit Facility, 3.50%. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). On November 14, 2023, the Periods and Target Utilization Percentages set forth in the Minimum Utilization Payment Table in the Secured Credit Facility were amended. Such amendments were not material to the Company’s financial statements. As of December 31, 2023, $0 was subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of December 31, 2023, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $195,000,000 on the consolidated statement of assets and liabilities as of December 31, 2023 and is categorized as Level III under the Accounting Standards Codification (“ASC”) 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

Sale of Unregistered Securities

The following table shows the issuances of Common Shares which were made pursuant to subscription agreements entered into with investors in connection with the continued private offering of Common Shares (“Private Offerings”) (each, a “Subscription Agreement”) during the year ended December 31, 2023:

Date of Issuance	Common Shares Issued	Subscription price per Common Share	Aggregate Consideration
December 31, 2022	500	$20.00	$10,000
February 1, 2023	4,037,850	20.00	80,757,000
March 1, 2023	50,251	19.90	1,000,000
March 31, 2023	6,314,992	19.81	125,100,000
May 1, 2023	62,877	19.88	1,250,000
June 1, 2023	3,579	19.56	70,000
July 3, 2023	1,455	20.07	29,200
August 1, 2023	4,754	20.32	96,600
September 1, 2023	14,829	20.13	298,500
October, 2 2023	14,223	20.39	290,000
November 1, 2023	1,589	20.45	32,500
Totals	10,506,899		$208,933,800

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

In addition, we have adopted a DRIP, pursuant to which each shareholder will receive dividends in the form of additional Common Shares unless they notify the Company that they instead desire to receive cash or a combination of cash and Common Shares as set forth below. If a shareholder receives dividends in the form of Common Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of Common Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash or a combination of cash and Common Shares by notifying the Company in the manner set forth in the shareholder’s Subscription Agreement at least five (5) business days prior to the dividend or distribution declaration date fixed by the Board for such dividend. If such notice is received by the Company less than five (5) business days prior to the relevant dividend or distribution declaration date, then that dividend will be paid in the form of Common Shares and any subsequent dividends will be paid in cash or a combination of cash and Common Shares.

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
August 7, 2023	August 7, 2023	August 22, 2023	$0.38	$4,040,011	123,021	$3,037,048
May 9, 2023	May 9, 2023	June 29, 2023	$0.30	$3,139,941	155,348	$2,499,783
				$13,219,702	457,931	$9,223,229

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

Related Party Transactions and Agreements

Administration Agreement

Kennedy Lewis Management LP serves as our administrator pursuant to the Administration Agreement. Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator, under the terms of the Administration Agreement, has retained State Street Bank and Trust Company, a Massachusetts trust company, as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and their staff.

Advisory Agreement

Subject to the overall supervision of the Company’s Board of Trustees (the “Board”) and in accordance with the 1940 Act, the Advisor manages the Company’s day-to-day operations and provides investment advisory services to the Company, pursuant to an investment advisory agreement (as amended, the “Advisory Agreement”). Under the terms of the Advisory Agreement, the Advisor (i) determines the composition of the Company’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments the Company makes; (iii) executes, closes, services and monitors the investments the Company makes; (iv) determines the securities and other assets that the Company purchases, retains or sells; (v) performs due diligence on prospective portfolio companies; and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds. Under the Advisory Agreement, the Company pays the Advisor fees for investment management services consisting of the Base Management Fee and the Incentive Fee. See Note 3 to the consolidated financial statements—“Related Party Transactions” for additional information.

For the year ended December 31, 2023, the Company incurred Base Management Fees of $2,232,837. At the Advisor’s discretion, $128,140 of the Base Management Fee was waived during the year ended December 31, 2023. For the year ended December 31, 2023, the Base Management Fee, net of waivers was $2,104,697. For the year December 31, 2023, income based Incentive Fee was $1,118,214. At the Advisor’s discretion, $465,852 of the income Incentive Fee was waived during the year ended December 31, 2023. For the year ended December 31, 2023, the Incentive fee, net of waivers was $652,362. For the year ended December 31, 2023, the Company accrued capital gains incentive fees of $1,090,162, of which $109,252 was payable on such date under the Advisory Agreement.

Co-Investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission (the "SEC"). However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price and quantity are the only negotiated terms. On March 6, 2023, the SEC issued an order (the "Order") granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisor or its affiliates. Under the terms of the Order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

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

As of December 31, 2023 and December 31, 2022, the total expense support provided by the Advisor since inception was $2,270,214 and $625,598, respectively.

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of December 31, 2023. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2023, we had $8,336,031 in unfunded delayed draw term loan commitments and $6,067,963 in unfunded revolver commitments. As of December 31, 2022, we had $0 in unfunded delayed draw term loan commitments and $0 in unfunded revolver commitments.

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

Significant Accounting Estimates and Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) ASC Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.

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

In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees may include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as other income in investment income when earned.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR, may fluctuate over time. As of December 31, 2023 and December 31, 2022, 90.18% and 0%, respectively, of investments at fair value represent floating-rate investments with a reference rate floor and 9.82% and 0%, respectively, of our debt investments at fair value represent fixed-rate investments.

The following table estimates the potential changes in net cash flow generated from Interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of December 31, 2023 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Investment Income
Up 300 basis points	$9,709,383	5,850,000	3,859,383
Up 200 basis points	6,472,922	3,900,000	2,572,922
Up 100 basis points	3,236,461	1,950,000	1,286,461
Down 100 basis points	(3,236,461)	(1,950,000)	(1,286,461)
Down 200 basis points	(6,472,922)	(3,900,000)	(2,572,922)
Down 300 basis points	(9,709,383)	(5,850,000)	(3,859,383)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Kennedy Lewis Capital Company

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Kennedy Lewis Capital Company and subsidiary (the "Company") as of December 31, 2023 and 2022, including the consolidated schedule of investments as of December 31, 2023, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for the year ended December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, cash flows and the financial highlights for the year ended December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 27, 2024

We have served as the Company’s auditor since 2022.

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $345,223,315 and $0 at December 31, 2023 and December 31, 2022, respectively)	$352,378,520	$—
Cash and cash equivalents	25,181,139	10,000
Restricted cash and cash equivalents	47,844,154	—
Interest and fee receivable from non-controlled/non-affiliated investments	3,241,015	—
Deferred financing costs (net of $480,842 and $0 in amortized expenses at December 31, 2023 and December 31, 2022, respectively)	2,964,249	—
Deferred offering costs (net of $851,065 and $0 in amortized expenses at December 31, 2023 and December 31, 2022, respectively)	565,386	401,174
Receivable for investments sold	4,150,568	—
Due from Advisor	810,355	596,562
Other assets	45,157	—
Total assets	$437,180,543	$1,007,736

Liabilities
Credit Facility (Note 5)	195,000,000	—
Payable for investments purchased	7,489,135	—
Distribution payable	6,039,749	—
Interest and credit facility fee payable	3,051,780	—
Accrued capital gains incentive fee payable	1,090,162	—
Management fee payable	690,008	—
Income incentive fee payable	652,362	—
Due to Advisor and affiliates	309,817	997,736
Offering costs payable	216,950	—
Accrued expenses and other liabilities	1,024,660	—
Total liabilities	$215,564,623	$997,736

Commitments and contingencies (Note 6)

Net Assets
Common shares, $0.01 par value (10,785,268 and 500 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	107,853	5
Additional paid in capital	213,932,059	9,995
Distributable earnings (loss)	7,576,008	—
Total net assets	$221,615,920	$10,000
Total liabilities and net assets	$437,180,543	$1,007,736
Net asset value per share	$20.55	$20.00

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

	December 31, 2023	For the period from February 10, 2022 (date of inception) to December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$25,596,649	$—
Dividend income	785,960
Fee income	59,978	—
Total investment income	26,442,587	—

Expenses:
Interest and debt fee expense	7,995,404	—
Management fees	2,232,837	—
Income incentive fee	1,118,214	—
Capital gains incentive fee	1,090,162	—
Directors’ fees and expenses	366,663	—
Professional fees	1,927,451	—
Amortization of deferred financing costs	480,842	—
Administrative service expenses	959,377	—
Other expenses	421,401	—
Organization costs	219,684	625,598
Amortization of continuous offering costs	851,065	—
Total expenses	17,663,100	625,598
Expenses waived by the Advisor (Note 3)	(2,270,214)	(625,598)
Management fee waiver	(128,140)	—
Income incentive fee waiver	(465,852)	—
Net expenses	14,798,894	—
Net investment income	11,643,693	—

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	7,155,205	—
Net change in unrealized appreciation (depreciation)	7,155,205	—
Realized gain (loss):
Non-controlled/non-affiliated investments	1,566,093	—
Net realized gain (loss)	1,566,093	—
Net realized and unrealized gain (loss)	8,721,298	—
Net increase (decrease) in net assets resulting from operations	$20,364,991	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

	December 31, 2023	For the period from February 10, 2022 (date of inception) to December 31, 2022
Operations:
Net investment income	$11,643,693	$—
Net realized gain (loss)	1,566,093	—
Net change in unrealized appreciation (depreciation)	7,155,205	—
Net increase (decrease) in net assets resulting from operations	20,364,991	—

Capital transactions:
Proceeds from shares sold	208,923,800	10,000
Distribution of earnings	(13,219,702)	—
Reinvestments of distributions	5,536,831	—
Net increase (decrease) from share transactions	201,240,929	10,000
Total increase (decrease) in net assets	221,605,920	10,000
Net Assets, beginning of period	10,000	—
Net Assets, end of period	$221,615,920	$10,000

Capital Share activity:
Share sold	10,506,399	500
Shares issues from the reinvestment of dividends	278,369	—
Net increase in share outstanding	10,784,768	500

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

	December 31, 2023	For the period from February 10, 2022 (date of inception) to December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$20,364,991	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(7,155,205)	—
Net realized (gain) loss on investments	(1,566,093)	—
Payment-in-kind interest capitalized	(2,786,541)	—
Net accretion of discount and amortization of premium on investments	574,310	—
Amortization of deferred financing costs	480,842	—
Amortization of offering costs	851,065	—
Purchases of investments	(490,600,898)	—
Proceeds from sale of investments and principal repayments	149,155,907	—
Changes in operating assets and liabilities:
Interest receivable	(3,241,015)	—
Deferred offering costs	(798,327)	(401,174)
Receivable for investments sold	(4,150,568)	—
Due from Advisor	(213,793)	(596,562)
Other assets	(45,157)	—
Payable for investments purchased	7,489,135	—
Due to Advisor and affiliates	(687,919)	997,736
Management fee payable	690,008	—
Income incentive fee payable	652,362
Capital gains incentive fee payable	1,090,162	—
Interest and credit facility fees payable	3,051,780	—
Accrued expenses and other liabilities	1,024,660	—
Net cash provided by (used in) operating activities	(325,820,294)	—
Cash flows from financing activity:
Proceeds from Secured Credit Facility	220,000,000	—
Repayment of Secured Credit Facility	(25,000,000)	—
Deferred financing costs paid	(3,445,091)	—
Dividends paid in cash	(1,643,122)	—
Proceeds from issuance of common shares	208,923,800	10,000
Net cash provided by (used in) financing activities	398,835,587	10,000
Net increase (decrease) in cash and cash equivalents	73,015,293	10,000
Cash, cash equivalents and restricted cash, beginning of period	10,000	—
Cash, cash equivalents and restricted cash, end of period	$73,025,293	$10,000

Supplemental information and non-cash activities:
Cash paid for interest	4,943,624	—
Reinvestment of distributions	5,536,831	—
Distribution payable	6,039,749	—
Accrued but unpaid deferred offering cost	216,950	—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Investments—non-controlled/non- affiliated(4) Equity Investments
Services: Business
KKR Tinder TFC Aggregator L.P. (5)	—	—	—	14,792,309	$14,792,309	$15,559,956	7.02
Total Services: Business					$14,792,309	$15,559,956	7.02%
Total Equity Investments					$14,792,309	$15,559,956	7.02%

First and Second Lien Debt Aerospace & Defense
Arcline FM Holdings, LLC (5)	S+5.25%	10.86%	6/23/2028	997,500	977,937	997,500	0.45
Arcline FM Holdings, LLC (12)	S+4.75%	10.36%	6/23/2028	3,608,118	3,493,046	3,601,371	1.63
Total Aerospace & Defense					$4,470,983	$4,598,871	2.08%

Automotive
American Auto Auction Group, LLC (12)	S+5.00%	10.50%	12/30/2027	1,979,747	1,882,903	1,941,795	0.88
BBB Industries LLC (12)	S+5.25%	10.71%	7/25/2029	3,964,962	3,788,124	3,731,189	1.68
First Brands Group, LLC	S+5.00%	10.88%	3/30/2027	1,989,950	1,935,542	1,971,304	0.89
Holley Purchaser, Inc.	S+3.75%	9.22%	11/28/2028	4,392,630	3,943,707	4,224,260	1.91
PAI Holdco, Inc. (12)	S+3.75%	9.39%	10/28/2027	1,488,520	1,420,416	1,385,261	0.63
Total Automotive					$12,970,692	$13,253,809	5.99%

Banking, Finance, Insurance & Real Estate
Acrisure, LLC (12)	S+4.50%	9.89%	11/6/2030	4,979,950	4,895,009	4,984,083	2.25
Amynta Agency Borrower Inc. (12)	S+4.25%	9.61%	2/28/2028	3,980,025	3,872,922	3,979,468	1.80
RSC Acquisition, Inc. (5)	S+6.00%	11.35%	11/1/2029	250,000	246,576	247,500	0.11
RSC Acquisition, Inc. (5)(6)	S+6.00%	11.39%	11/1/2029	1,750,000	88,311	93,928	0.04
Total Banking, Finance, Insurance & Real Estate					$9,102,818	$9,304,979	4.20%

Capital Equipment
Aramsco, Inc. (12)	S+4.75%	10.10%	10/10/2030	2,554,455	2,504,437	2,549,142	1.15
Aramsco, Inc. (6)(12)	S+4.75%	—	10/10/2030	445,545	—	(927)	0.00
Crosby US Acquisition Corp. (8)(12)	S+4.75%	10.21%	6/26/2026	618,262	605,879	618,522	0.28
DS Parent Inc. (7)	S+5.50%	10.81%	12/13/2030	3,000,000	2,850,000	2,857,500	1.29
DXP Enterprises, Inc. (5)(12)	S+4.75%	10.29%	10/11/2030	1,995,000	1,965,563	1,999,988	0.90
Eagle Parent Corp. (12)	S+4.25%	9.64%	4/2/2029	2,977,273	2,945,687	2,943,778	1.33
FCG Acquisitions Inc. (12)	S+4.75%	10.11%	3/31/2028	1,636,067	1,602,979	1,631,813	0.74
LSF12 Badger Bidco LLC (12)	S+6.00%	11.36%	8/30/2030	3,000,000	2,934,606	2,985,000	1.35
MEI Buyer LLC (5)(6)(12)	S+6.50%	—	6/29/2029	2,650,602	(23,232)	(26,952)	(0.01)
MEI Buyer LLC (5)(6)(12)	S+6.50%	—	6/29/2029	2,409,639	(33,525)	(48,313)	(0.02)
MEI Buyer LLC (5)(12)	S+6.50%	11.86%	6/29/2029	15,183,633	14,751,482	14,752,721	6.66
Total Capital Equipment					$30,103,876	$30,262,272	13.67%

Chemicals, Plastics & Rubber
Cyanco Intermediate 2 Corp. (12)	S+4.75%	10.11%	7/10/2028	2,992,500	2,936,542	2,997,498	1.35
LSF11 A5 Holdco LLC (8)(12)	S+4.25%	9.71%	10/15/2028	3,980,000	3,917,098	3,986,647	1.80
Windsor Holdings III, LLC (12)	S+4.50%	9.84%	8/1/2030	1,995,000	1,980,625	2,005,593	0.90
Total Chemicals, Plastics & Rubber					$8,834,265	$8,989,738	4.05%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Construction & Building
Brand Industrial Services Inc. (12)	S+5.50%	10.88%	8/1/2030	1,995,000	1,918,230	1,980,756	0.89
GeoStabilization International, LLC (12)	S+5.25%	10.80%	12/19/2028	2,000,000	1,980,493	1,985,000	0.90
Oscar AcquisitionCo, LLC (12)	S+4.50%	9.95%	4/29/2029	1,738,072	1,691,987	1,718,518	0.78
Recess Holdings, Inc. (5)(12)	S+4.00%	9.39%	3/29/2027	1,995,000	1,976,689	2,004,975	0.90
Total Construction & Building					$7,567,399	$7,689,249	3.47%

Consumer Goods: Durable
Champ Acquisition Corporation (12)	S+5.50%	11.11%	12/19/2025	1,481,690	1,481,690	1,485,395	0.67
Varsity Brands, Inc. (12)	S+5.00%	10.47%	12/15/2026	1,982,481	1,894,763	1,968,445	0.89
Total Consumer Goods: Durable					$3,376,453	$3,453,840	1.56%

Consumer Goods: Non-Durable
American Greetings Corporation (12)	S+6.00%	11.35%	4/6/2028	1,481,269	1,457,513	1,483,743	0.67
BCPE Empire Holdings, Inc. (12)	S+4.75%	10.11%	12/11/2028	3,980,000	3,959,431	3,986,965	1.80
Gloves Buyer, Inc. (5)(12)	S+5.00%	10.47%	12/29/2027	1,995,000	1,923,179	1,960,088	0.88
IBG Borrower LLC (5)(12)	S+6.00%	11.50%	8/22/2029	9,937,500	9,839,190	9,839,190	4.44
Journey Personal Care Corp. (7)	S+4.25%	9.72%	3/1/2028	5,006,986	4,649,291	4,927,725	2.22
KDC/one Development Corporation, Inc. (9)(12)	S+5.00%	10.36%	8/15/2028	4,000,000	3,885,951	3,954,000	1.78
Kronos Acquisition Holdings Inc. (12)	S+6.00%	11.54%	12/22/2026	2,608,832	2,573,424	2,610,476	1.18
Wellness Merger Sub, Inc. (12)	S+6.00%	11.61%	6/30/2026	3,925,000	3,726,426	3,840,769	1.73
Total Consumer Goods: Non-Durable					$32,014,405	$32,602,956	14.70%

Containers, Packaging & Glass
Pretium Packaging, LLC (12)	S+5.00%	10.39%	10/2/2028	498,028	485,969	487,136	0.22
Pretium Packaging, LLC	S+4.60%	9.99%	10/2/2028	1,860,170	1,656,502	1,444,738	0.65
Tank Holding Corp. (5)(6)(12)	S+6.00%	11.46%	3/31/2028	1,635,981	530,856	480,337	0.22
Tank Holding Corp. (5)(12)	S+5.75%	11.21%	3/31/2028	994,950	967,159	950,177	0.43
Tank Holding Corp. (5)(12)	S+6.00%	11.46%	3/31/2028	3,791,852	3,701,274	3,630,698	1.64
Total Containers, Packaging & Glass					$7,341,760	$6,993,086	3.16%

Energy: Electricity
Parkway Generation, LLC	S+4.75%	10.39%	2/18/2029	991,093	961,834	951,271	0.43
Potomac Energy Center, LLC (5)	S+6.00%	11.61%	11/12/2026	12,513,956	11,764,326	11,811,458	5.33
Total Energy: Electricity					$12,726,160	$12,762,729	5.76%

Energy: Oil & Gas
Epic Crude Services, LP (12)	S+5.00%	10.93%	3/2/2026	4,976,857	4,800,437	4,951,973	2.23
Total Energy: Oil & Gas					$4,800,437	$4,951,973	2.23%

Environmental Industries
EnergySolutions, LLC (12)	S+4.00%	9.36%	9/20/2030	997,500	985,417	995,505	0.45
Heritage-Crystal Clean, Inc.	S+5.00%	10.40%	10/17/2030	1,000,000	975,516	1,000,000	0.45
The Action Environmental Group, Inc. (5)(6)	S+4.50%	—	10/24/2030	130,435	(949)	326	0.00
The Action Environmental Group, Inc. (5)	S+4.50%	9.88%	10/24/2030	869,565	856,763	871,739	0.39
Patriot Container Corp. (12)	S+3.75%	9.21%	3/20/2025	2,973,712	2,821,296	2,842,988	1.28
Total Environmental Industries					$5,638,043	$5,710,558	2.57%

Healthcare & Pharmaceuticals
Charlotte Buyer, Inc. (12)	S+5.25%	10.61%	2/11/2028	2,458,778	2,398,398	2,466,622	1.11
Covetrus, Inc. (12)	S+5.00%	10.35%	10/13/2029	994,987	987,788	993,127	0.45
Heartland Dental, LLC (12)	S+5.00%	10.36%	4/28/2028	2,560,524	2,475,494	2,551,332	1.15
Help At Home, Inc.	S+5.00%	10.46%	10/29/2027	992,349	979,161	981,810	0.44
Imagefirst Holdings, LLC (12)	S+5.00%	10.72%	4/27/2028	3,316,667	3,242,402	3,300,083	1.49

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Imagefirst Holdings, LLC (6)(12)	S+5.00%	—	4/27/2028	666,667	(14,593)	(3,333)	0.00
Pediatric Associates Holding Company, LLC (12)	S+4.50%	9.97%	12/29/2028	995,000	958,313	960,175	0.43
PetVet Care Centers, LLC (5)(6)(12)	S+6.00%	—	11/15/2029	1,768,583	(34,430)	(34,430)	(0.02)
PetVet Care Centers, LLC (5)(12)	S+6.00%	11.36%	11/15/2030	13,559,139	13,291,418	13,291,418	6.00
PetVet Care Centers, LLC (5)(6)(12)	S+6.00%	—	11/15/2030	1,768,583	(17,354)	(17,354)	(0.01)
Physician Partners LLC (12)	S+4.00%	9.53%	12/26/2028	992,424	942,802	935,360	0.42
Southern Veterinary Partners, LLC (12)	S+4.00%	9.47%	10/5/2027	1,492,308	1,485,297	1,485,965	0.67
Star Parent, Inc. (12)	S+4.00%	9.35%	9/27/2030	5,000,000	4,927,218	4,935,400	2.23
Team Services Group (12)	S+5.00%	10.88%	12/20/2027	988,579	971,239	979,316	0.44
NMN Holdings III Corp. (5)	S+3.50%	8.97%	11/13/2025	3,141,804	2,916,393	3,086,823	1.39
Total Healthcare & Pharmaceuticals					$35,509,546	$35,912,314	16.19%

High Tech Industries
AQA Acquisition Holding, Inc. (12)	S+4.25%	9.89%	3/3/2028	865,941	854,327	863,992	0.39
Endure Digital Inc. (12)	S+3.50%	9.42%	2/10/2028	989,848	907,221	966,032	0.44
Particle Investments S.a.r.l. (8)(10)	L+5.25%	10.72%	5/24/2027	989,080	983,761	984,135	0.44
TGG TS Acquisition Company (12)	S+6.50%	11.97%	12/14/2025	1,163,697	1,162,703	1,114,240	0.50
Ultimate Software Group Inc. (12)	S+4.50%	9.99%	5/4/2026	1,990,000	1,948,747	1,994,975	0.90
Total High Tech Industries					$5,856,759	$5,923,374	2.67%

Hotel, Gaming & Leisure
Fertitta Entertainment, LLC (12)	S+4.00%	9.36%	1/27/2029	992,424	976,722	992,216	0.45
Ranger Holdco Spe LLC (5)	15.00% PIK	15.00%	8/8/2028	17,775,581	16,498,048	19,050,076	8.60
TouchTunes Interactive Networks, Inc. (12)	S+5.00%	10.35%	4/2/2029	2,230,496	2,228,284	2,208,748	1.00
Total Hotel, Gaming & Leisure					$19,703,054	$22,251,040	10.05%

Media: Advertising, Printing & Publishing
Renaissance Holding Corp. (12)	S+4.75%	10.11%	4/5/2030	4,920,617	4,796,646	4,932,230	2.23
Simon & Schuster Inc.	S+4.00%	9.39%	10/30/2030	2,000,000	1,987,774	2,005,000	0.90
Total Media: Advertising, Printing & Publishing					$6,784,420	$6,937,230	3.13%

Media: Broadcasting & Subscription
Neptune Bidco US Inc. (12)	S+5.00%	10.51%	4/11/2029	5,273,500	4,876,118	4,805,477	2.17
Total Media: Broadcasting & Subscription					$4,876,118	$4,805,477	2.17%

Metals & Mining
Arsenal AIC Parent LLC (12)	S+4.50%	9.86%	8/18/2030	2,992,500	2,963,608	3,000,909	1.35
Total Metals & Mining					$2,963,608	$3,000,909	1.35%

Retail
Staples, Inc.	L+4.50%	9.96%	9/12/2024	997,389	993,762	996,142	0.45
Staples, Inc. (12)	L+5.00%	10.46%	4/16/2026	994,792	948,840	939,700	0.42
Total Retail					$1,942,602	$1,935,842	0.87%

Services: Business
AMCP Clean Acquisition Company, LLC	S+4.40%	9.79%	6/16/2025	2,769,264	2,635,484	2,592,142	1.17

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
AVSC Holding Corp.	S+3.00%/.25% PIK	8.96%	3/3/2025	3,971,771	3,866,219	3,881,175	1.75
DTI Holdco, Inc. (12)	S+4.75%	10.13%	4/26/2029	1,484,962	1,435,033	1,465,346	0.66
Inmar, Inc. (12)	S+5.50%	10.8560%	5/1/2026	2,985,000	2,956,521	2,942,702	1.33
J-O Building Company LLC (5)(12)	S+6.75%	12.14%	5/25/2028	13,883,430	13,691,583	13,866,076	6.26
Lincoln Metal Shop, Inc. (5)(12)	S+6.00%	11.51%	6/7/2027	23,171,389	22,764,069	23,142,424	10.44
Nielsen Consumer Inc. (8)(12)	S+6.25%	11.61%	3/6/2028	3,980,000	3,576,958	3,887,465	1.75
RelaDyne Inc. (12)	S+4.25%	9.61%	12/22/2028	1,984,848	1,919,948	1,973,694	0.89
RelaDyne Inc. (12)	S+5.00%	10.36%	12/22/2028	1,990,000	1,899,814	1,985,025	0.90
Ryan, LLC (6)	S+4.50%	—	11/14/2030	190,476	—	417	0.00
Ryan, LLC	S+4.50%	9.86%	11/14/2030	1,809,524	1,773,798	1,813,487	0.82
Sales Performance International, LLC (5)(12)	S+6.50%	11.88%	8/24/2028	16,884,848	16,554,921	16,554,921	7.47
Sales Performance International, LLC (5)(6)(12)	S+6.50%	11.69%	8/24/2028	3,030,303	1,274,596	1,274,596	0.58
USA Debusk LLC (5)(12)	S+6.50%	11.96%	9/8/2026	3,000,000	2,940,662	2,996,250	1.35
USA Debusk LLC (5)(12)	S+6.50%	11.96%	9/8/2026	9,975,000	9,800,216	9,962,531	4.50
Total Services: Business					$87,089,822	$88,338,251	39.87%

Services: Consumer
Mckissock Investment Holdings LLC	S+5.00%	10.38%	3/12/2029	2,500,000	2,438,535	2,492,700	1.12
Spring Education Group, Inc. (12)	S+4.50%	9.85%	10/4/2030	4,000,000	3,950,776	4,009,000	1.81
Total Services: Consumer					$6,389,311	$6,501,700	2.93%

Transportation: Cargo
Carriage Purchaser, Inc. (12)	S+4.25%	9.72%	10/2/2028	1,489,828	1,464,945	1,459,108	0.66
LaserShip, Inc. (12)	S+4.50%	10.40%	5/7/2028	2,008,116	1,805,022	1,839,092	0.83
Odyssey Logistics & Technology Corporation (12)	S+4.50%	9.86%	10/12/2027	997,500	979,241	987,944	0.45
Total Transportation: Cargo					$4,249,208	$4,286,144	1.94%

Utilities: Electric
Cricket Valley Energy Center (5)(7)(12)	S+3.90%	9.25%	6/30/2025	2,966,340	2,729,032	2,765,074	1.25
Generation Bridge Northeast, LLC (12)	S+4.25%	9.61%	8/22/2029	2,937,057	2,908,829	2,945,633	1.33
Invenergy Thermal Operating I LLC (12)	S+4.50%	9.92%	8/14/2029	2,807,143	2,752,178	2,803,634	1.27
Lackawanna Energy Center LLC (12)	S+5.00%	10.36%	8/3/2029	4,100,181	3,983,506	4,045,525	1.83
Lackawanna Energy Center LLC (12)	S+5.00%	10.36%	8/6/2029	889,518	864,204	877,660	0.40
St. Joseph Energy Center, LLC (5)(12)	S+4.25%	9.71%	10/5/2028	2,966,613	2,881,518	2,914,697	1.32
Total Utilities: Electric					$16,119,267	$16,352,223	7.40%

Total First and Second Lien Debt					$330,431,006	$336,818,564	151.98%

Total Investments—non-controlled/non- affiliated					$345,223,315	$352,378,520	159.00%

Total Investments Portfolio					$345,223,315	$352,378,520	159.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

Portfolio Company(1)	Amortized Cost	Fair Value	Percentage of Net Assets
Cash Equivalents
State Street Institutional Money Market Fund (11)	69,473,744	69,473,744
Total Cash Equivalents	69,473,744	69,473,744	31.35%
Total Portfolio Investments and Cash Equivalents	$414,697,059	$421,852,264	190.35%
Liabilities in excess of Other Assets		$(200,236,344)	(90.35)%
Net Assets		$221,615,920	100%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. PIK represents payment-in-kind interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR (“L”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, rates for the 6 month, 3 month and 1 month L are 5.59%, 5.59%, and 5.47%, respectively. As of December 31, 2023, 6 month, 3 month and 1 month S are 5.16%, 5.33% and 5.35%, respectively.
(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America U.S. GAAP.
(4)
Unless otherwise indicated, issuers of debt investments held by the Company are denominated in dollars. All debt and equity investments are income producing unless otherwise indicated.
(5)
Investments valued using unobservable inputs (Level 3). Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee, under the supervision of the Board, pursuant to the Company’s valuation policy. See Note 4, Investments and Fair Value Measurements, for details.
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 6, Commitments and Contingencies, for details
(7)
Position or portion thereof unsettled as of December 31, 2023.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 2.17% of the Company’s total assets.
(9)
The issuer of this investment is domiciled in Canada.
(10)
The issuer of this investment is domiciled in Luxembourg.
(11)
The annualized seven-day yield as of December 31, 2023 is 5.07%.
(12)
Investment is pledged as collateral for the Secured Credit Facility. See Note 5, Borrowings, for details

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Organization

Organization

Kennedy Lewis Capital Company, (the “Company”), is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a business development company (a “BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Prior Period Adjustment

During the quarter ended March 31, 2023, a misstatement was identified in the classification between Common Shares and Additional paid in capital in the December 31, 2022, Statement of Assets and Liabilities. The Company incorrectly disclosed the par value of Common Shares as $0.001 instead of $0.01 as of December 31, 2022, and calculated the par value of 500 Common Shares issued for the period ended December 31, 2022, using $0.001. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the misstatement from both quantitative and qualitative perspectives and concluded that it was immaterial to the prior period. Consequently, the Company revised the historical financial information presented herein. The immaterial restatement resulted in the following changes. For the December 31, 2022, Statement of Assets and Liabilities, the par value of Common Shares has been changed from $0.001 to $0.01, the Common Shares line item has been changed from $0 to $5 and the Additional paid in capital line item has been changed from $10,000 to $9,995. This immaterial restatement had no impact on the Company’s Consolidated Statement of Operations for the period ended December 31, 2022.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months or less that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2023, we had $47,844,154 of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the statements of assets and liabilities. This is further discussed in Note 5.

Realized and Unrealized Gains/Losses

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

Interest and Dividend Income

Interest and dividend income are recorded on an accrual basis. Interest income includes the accretion of discounts and amortizations of premiums. The amortized cost of debt investments represents the original cost, including fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, there were no loans placed on non-accrual status.

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

Valuation of Portfolio Investments

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the Company’s “Valuation Designee”. The Advisor has established a Valuation Committee that is responsible for determining in good faith the fair value of the Company’s investments in instances where there is no readily available market quotation. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company values these portfolio investments at fair value as determined in good faith by the Valuation Designee on a quarterly basis. Investments for which market quotations are readily available may be priced by independent pricing services. The Company has retained an external, independent valuation firm to provide data and valuation analyses on the Company’s portfolio companies.

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

Securities that are not listed on an exchange but are traded over‐the‐counter will be valued at representative “bid” quotations if held long and representative “asked” quotations if held short, unless included in the NASDAQ National Market System, in which case they will be valued based upon their last sales prices (if such prices are available); provided that if the last sales price of a security does not fall between the last “bid” and “asked” price for such security on such date, the Advisor will value such security at the mean between the last “bid” and “asked” price for such security on such date. Securities not denominated in U.S. dollars will be translated into U.S. dollars at prevailing exchange rates as the Advisor may reasonably determine. All other investments will be assigned such value as the Advisor may reasonably determine. When available, quotations from brokers or pricing services will be considered in the valuation process. For example, the Advisor will utilize indicative prices from brokers or pricing services to determine the fair value of bonds and bank debt and may internally validate the quotes obtained or utilize the mean of the bid (if long) and ask (if short) quotes obtained. For these quotes to be considered for valuation purposes they must be sent directly from the brokers to the Advisor. If quotations are not readily available through pricing services or brokers for a security, financial instrument or other property, the Advisor will determine its value in such a manner as the Advisor, in its sole discretion, reasonably determines. This is generally achieved by engaging a third‐party valuation firm to value such securities and provide a range of values for each position. The Advisor will then mark the position within that range.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the year ended December 31, 2023, the Advisor and its affiliates incurred organization and offering costs of $328,240, on behalf of the Company. For the period from February 10, 2022 (date of inception) to December 31, 2022, the Advisor and its affiliates incurred organization and offering costs of $1,026,772, on behalf of the Company. As of December 31, 2023, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities. As of December 31, 2023, the total amount owed to the Advisor and its affiliates for expenses incurred on behalf of the Company is included in Due to Advisor and affiliates in the Statement of Assets and Liabilities.

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

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and their staff as well as State Street’s fees.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the year ended December 31, 2023, the management fee was $2,232,837. At the Advisor’s discretion, $128,140 of the management fee was waived during the year ended December 31, 2023. For the year ended December 31, 2023, the management fee, net of waivers was $2,104,697.

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

For the year ended December 31, 2023, income-based incentive fees were $1,118,214. At the Advisor’s discretion, $465,852 of the income incentive fee was waived during the year ended December 31, 2023. For the year ended December 31, 2023, the income-based incentive fee, net of waivers was $652,362.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Investment Management Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the year ended December 31, 2023, the Company accrued capital gains incentive fees of $1,090,162, of which $109,252 was currently payable on such date under the Advisory Agreement.

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

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an expense support and conditional reimbursement agreement (as amended, the “Expense Support Agreement”) with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.00% (on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating Expenses” include the Company’s organizational and offering expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding Base Management Fees and Incentive Fees owed to the Advisor and any interest expenses owed by the Company.

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

For the year ended December 31, 2023, the Advisor provided $2,270,214 of expense support.

The Company did not have any obligation to make a Reimbursement Payment as of December 31, 2023 or December 31, 2022 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $2,895,812.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023 was as follows:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$313,932,958	$317,768,488	90.18%
Second lien debt	16,498,048	19,050,076	5.41%
Equity	14,792,309	15,559,956	4.41%
Total investments	$345,223,315	$352,378,520	100.00%

The industry composition of investments based on fair value as of December 31, 2023 was as follows:

December 31, 2023
Services: Business	29.48%
Healthcare & Pharmaceuticals	10.19
Consumer goods: Non-durable	9.25
Capital Equipment	8.59
Hotel, Gaming & Leisure	6.31
Utilities: Electric	4.64
Automotive	3.76
Energy: Electricity	3.62
Banking, Finance, Insurance & Real Estate	2.64
Chemicals, Plastics, & Rubber	2.55
Construction & Building	2.18
Containers, Packaging & Glass	1.98
Media: Advertising, Printing & Publishing	1.97
Services: Consumer	1.85
High Tech Industries	1.68
Environmental Industries	1.62
Energy: Oil & Gas	1.41
Media: Broadcasting & Subscription	1.36
Aerospace & Defense	1.31
Transportation: Cargo	1.22
Consumer goods: Durable	0.98
Metals & Mining	0.85
Retail	0.55
Total	100%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$340,353,603	$347,440,385	98.60%	156.78%
Canada	3,885,951	3,954,000	1.12%	1.78%
Luxembourg	983,761	984,135	0.28%	0.44%
Total	$345,223,315	$352,378,520	100.00%	159.00%

The following table presents the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$179,350,279	$138,418,209	$317,768,488
Second Lien Debt	—	—	19,050,076	19,050,076
Subtotal	$—	$179,350,279	$157,468,285	$336,818,564
Investment measured at net asset value(1)				15,559,956
Total				352,378,520

(1)
The Company, as a practical expedient, estimates the fair value of its investment in KKR Tinder TFC Aggregator L.P. using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023.

	First Lien Debt	Second Lien Debt	Total
Balance as of February 1, 2023 (commencement of operations)	$—	$—	$—
Purchases of investments	141,566,417	13,500,000	155,066,417
Proceeds from principal repayments and sales of investments	(4,589,545)	—	(4,589,545)
Payment-in-kind	—	2,775,581	2,775,581
Net accretion of discount on investments	326,393	222,467	548,860
Net realized gain (loss)	53,799	—	53,799
Net change in unrealized appreciation/(depreciation)	1,061,145	2,552,028	3,613,173
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of December 31, 2023	$138,418,209	$19,050,076	$157,468,285
Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$1,061,145	$2,552,028	$3,613,173

Level 2 investments are valued using prices obtained from pricing services. The Company had no transfers between levels during the period from February 1, 2023 (commencement of operations) to December 31, 2023.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2023 were as follows:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Second Lien Debt	$19,050,076	Discounted cash flow	Discount rate	15.50%	15.50%
First Lien Debt	79,221,269	Discounted cash flow	Discount rate	9.86% - 13.44%	10.95%
	18,288,599	Market quotations	Broker quoted price	95.75 - 100.5	98.35
	40,908,341	Transactional Value (1)	N/A	N/A	N/A
	$157,468,285

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio companies since the transaction date.
(2)
Unobservable inputs were weighted by the relative fair value of investments.

Note 5. Borrowings

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of December 31, 2023 is $300 million, which can be drawn in U.S. dollars subject to certain conditions. The maturity date of the Secured Credit Facility is May 1, 2028.

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) if the percentage of loans that are broadly syndicated loans (“BSL”) is 60% or higher on each day during such interest period, 3.25%, (ii) if the percentage of loans that are BSL is less than 60% during any day during such interest period but higher than 30% on each day during such interest period, 3.35% and (iii) in relation to either (A) any period in the 18 months following the closing of the Secured Credit Facility during which the percentage of loans that are BSL is less than 30% on any day during such interest period or (B) any interest period that occurs more than 18 months following the closing of the Secured Credit Facility, 3.50%. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). On November 14, 2023, the Periods and Target Utilization Percentages set forth in the Minimum Utilization Payment Table in the Secured Credit Facility were amended. Such amendments were not material to the Company’s financial statements. As of December 31, 2023, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of December 31, 2023, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $195,000,000 on the consolidated statement of assets and liabilities as of December 31, 2023 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following table summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the year ended December 31, 2023:

For the Year Ended December 31, 2023
Average Debt Outstanding	$104,758,197
Effective Interest Rate	12.10%
Weighted Average Interest Rate(1)	8.67%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees or the amortization of deferred financing costs.

For the year ended December 31, 2023, the components of interest expense related to the Secured Credit Facility were as follows:

For the Year Ended December 31, 2023
Borrowing interest expense	$6,151,607
Minimum utilization fee	579,233
Non-utilization fees	1,264,570
Amortization of deferred financing costs	480,842
Total interest and debt financing expense	$8,476,252

Note 6: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of December 31, 2023, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

December 31, 2023
Unfunded delayed draw term loan commitments	$8,336,031
Unfunded revolver obligations	6,067,963
Total Unfunded	$14,403,994

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at December 31, 2023, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aramsco, Inc.	Delayed Draw Term Loan	10/10/2030	445,545	(927)
Imagefirst Holdings, LLC	Delayed Draw Term Loan	4/27/2028	666,667	(3,333)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	2,409,639	(48,313)
MEI Buyer LLC	Revolver	6/29/2029	2,602,410	(73,778)
PetVet Care Centers, LLC	Delayed Draw Term Loan	11/15/2029	1,768,583	(17,354)
PetVet Care Centers, LLC	Revolver	11/15/2030	1,768,583	(34,430)
RSC Acquisition Inc	Delayed Draw Term Loan	11/1/2029	1,638,571	(16,386)
Ryan LLC	Delayed Draw Term Loan	11/14/2030	190,476	417
Sales Performance International, LLC	Revolver	8/24/2028	1,696,970	(32,893)
Tank Holding Corp	Delayed Draw Term Loan	3/31/2028	1,086,115	(46,160)
The Action Environmental Group	Delayed Draw Term Loan	10/24/2030	130,435	326
Total Unfunded Balances			$14,403,994	$(272,831)

Note 7. Net Assets

Subscriptions

The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We offer on a continuous basis our Common Shares (the “Private Offering”), pursuant to the terms set forth in the Company’s Confidential Private Placement Memorandum and subscription agreements that we enter into with investors in connection with the Private Offering (each, a “Subscription Agreement”). Although the Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, there can be no assurance that we will not need to suspend our continuous offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

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

The following table summarizes the total Common Shares issued and proceeds received during the period from the Company’s formation to December 31, 2023:

Date of Closing	Common Shares Issued	NAV per Common Share	Subscription Price Per Common Share	Proceeds Received
December 31, 2022	500	$20.00	$20.00	$10,000
February 1, 2023	4,037,850	$20.00	$20.00	$80,757,000
March 1, 2023	50,251	$19.80	$19.90	$1,000,000
March 31, 2023	6,314,992	$19.78	$19.81	$125,100,000
May 1, 2023	62,877	$19.87	$19.88	$1,250,000
June 1, 2023	3,579	$19.55	$19.56	$70,000
July 3, 2023	1,455	$20.06	$20.07	$29,200
August 1, 2023	4,754	$20.32	$20.32	$96,600
September 1, 2023	14,829	$20.13	$20.13	$298,500
October, 2 2023	14,223	$20.39	$20.39	$290,000
November 1, 2023	1,589	$20.45	$20.45	$32,500
Totals	10,506,899			$208,933,800

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

On April 6, 2023, the Company commenced its initial tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of March 31, 2023 (520,180 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on May 4, 2023 and not withdrawn. No shareholders tendered by the deadline.

On August 31, 2023, the Company commenced its quarterly tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of June 30, 2023 (531,270 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on September 29, 2023 and not withdrawn. No shareholders tendered by the deadline.

On November 30, 2023, the Company commenced its quarterly tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of September 30, 2023 (538,473 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on December 29, 2023 and not withdrawn. No shareholders tendered by the deadline.

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

The following table summarizes the distribution declarations and Common Shares issued pursuant to the DRP for the year ended December 31, 2023

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
August 7, 2023	August 7, 2023	August 22, 2023	$0.38	$4,040,011	123,021	$3,037,048
May 9, 2023	May 9, 2023	June 29, 2023	$0.30	$3,139,941	155,348	$2,499,783
				$13,219,702	457,931	$9,223,229

Of the total distributions paid as of December 31, 2023, $1,643,121 was distributed in cash. Of the total distributions paid on January 30, 2024, $2,353,352 was paid in cash.

The Company may fund its cash distributions to shareholders from any source of funds available to the Company, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Advisor, which is subject to recoupment.

Through December 31, 2023, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the year ended December 31, 2023:

	Per Share	Amount
Net investment income	1.08	$11,643,693
Net realized gains	0.15	1,566,093
Distributions in excess of net investment income(1)	-	9,916
Total	1.23	$13,219,702

(1)
Distributions in excess of net investment income are less than $.01 per share

Note 8. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the year ended December 31, 2023 permanent differences were as follows:

For the Year Ended December 31, 2023
Undistributed net investment income (loss)	$488,192
Accumulated net realized gain (loss)	(57,473)
Paid In Capital	$(430,719)

During the year ended December 31, 2023 permanent differences were principally related to non-deductible offering costs and the tax treatment of underlying fund investments.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2023:

For the Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$20,364,991
Net unrealized (appreciation) depreciation	(7,155,205)
Realized gain (loss) for tax not included in book income	(346,768)
Non-deductible capital gains incentive fee	1,090,162
Other timing differences and non-deductible expenses	428,374
Realized losses for tax not recognized	—
Total Taxable/distributable income	$14,381,554

The components of accumulated gains / losses as calculated on a tax basis for the taxable year ended December 31, 2023 as follows:

For the Year Ended December 31, 2023
Distributable ordinary income	1,161,852
Capital loss carryfoward	—
Other temporary book/tax differences	(1,087,817)
Net unrealized appreciation/(depreciation) on investments	7,501,973
Total accumulated under-distributed (over-distributed) earnings	7,576,008

Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the year ended December 31, 2023, which will be deemed to arise on the first day of the tax year ended December 31, 2024, were as follows:

For the Year Ended December 31, 2023
Capital loss carryfoward	$—

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2023 as follows:

For the Year Ended December 31, 2023
Gross unrealized appreciation	7,895,221
Gross unrealized depreciation	(393,248)
Net unrealized appreciation (depreciation) earnings	$7,501,973

Tax cost of investments	$344,876,547

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments.

Of the dividends declared during the year ended December 31, 2023, $13,219,702 were derived from ordinary income as determined on a tax basis.

KLCC SPV GS1 LLC, a wholly owned subsidiary formed in 2023, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, KLCC SPV GS1 LLC is subject to U.S. Federal, state and local taxes. For the Company’s tax year ended December 31, 2023, KLCC SPV GS1 LLC activity did not result in a material provision for income taxes.

Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax year and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 9. Financial Highlights

The following are financial highlights for the year ended December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022:

	For the Year Ended December 31, 2023	For the Period from February 10, 2022 (date of inception) to December 31, 2022(5)
Per Share Data:
Net asset value, beginning of period	$20.00	$—
Results of operations:
Net investment income (loss)(1)	1.34	—
Net realized and unrealized gain (loss)(2)	0.45	—
Net increase (decrease) in net assets resulting from operations	1.79	—
Distribution declared(3)	(1.24)	—
Total increase (decrease) in net assets	0.55	20.00
Net asset value, end of period	$20.55	$20.00
Total return based on NAV(4)	8.95%	—%
Shares outstanding, end of period	10,785,268	500
Ratios and supplemental data:
Net assets, end of period	$221,615,920	$—
Weighted-average net assets	176,046,740	—
Weighted-average shares outstanding	8,711,195	—
Ratio of net expenses to average net assets	8.41%	—%
Ratio of net expenses before voluntary waivers to average net assets	8.74%	—%
Ratio of net investment income to average net assets	6.61%	—%
Portfolio turnover(6)	59.71%	N/A
Asset Coverage Ratio(7)	213.65%	N/A

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
(5)
All expenses were waived for the period. There was no activity other than organization and offering costs incurred and the issuance of 500 shares of our common stock at $20.00 per share for the period from February 10, 2022 (date of inception) to December 31, 2022.
(6)
Calculated for the period February 1, 2023 (commencement of operations) to December 31, 2023.
(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Senior Securities

Information about our senior securities as of December 31, 2023, are shown in the following table:

Class and year	Total Amount Outstanding	Asset Coverage Per Unit(1)	Involuntary Liquidating Preference Per Unit(2)	Market Value Per Unit(3)
December 31, 2023
Secured Credit Facility	$195,000,000	2,136.50	—	N/A

(1)
Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(2)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The "—" in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(3)
Not applicable for any of the senior securities as they were not registered for public trading.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On January 2, 2024, a related party purchased 85,241 Common Shares of the Company for aggregate proceeds of $1,750,000.

On February 1, 2024, a related party purchased 241,313 Common Shares of the Company for aggregate proceeds of $5,000,000

On March 26, 2024, the Board of Trustees declared a distribution of $0.57 per share for the first quarter of 2024, payable on March 28, 2024 to shareholders of record on March 26, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s President and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2023.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of five members, three of whom are Independent Trustees. The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.

The Board is responsible for the oversight of the Company’s investment, operational and risk management activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Advisor as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments.

The Board has established an Audit Committee, which has the responsibilities discussed in greater detail below. Under the Company’s Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”) and Amended and Restated Bylaws (the “Bylaws,” and together with the Declaration of Trust, the (“Organizational Documents”), the Company is not required to hold annual shareholder meetings.

James Didden, an Interested Trustee, serves as Chairperson of the Board. The Board believes that it is in the best interests of investors for James Didden to lead the Board because of his extensive knowledge of and experience in the financial services industry. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual trustees in a manner that enhances effective oversight. The Board also believes that its small size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board.

Trustees

The following information regarding the Board is as of March 27, 2024:

Name	Birth Year	Position	Length of Service
Interested Trustees
James Didden	1967	Chairperson and President	Since 2022
Doug Logigian	1981	Trustee	Since 2022

Independent Trustees
Ankur Keswani	1977	Trustee	Since 2022
Julian Markby	1952	Trustee	Since 2022
Catherine Smith	1953	Trustee	Since 2022

The address for each Trustee is c/o Kennedy Lewis Capital Company, 225 Liberty St. Suite 4210, New York, NY 10281.

Executive Officers who are Not Trustees

The following information regarding the executive officers who are not trustees is as of March 27, 2024:

Name	Birth Year	Position
Gary Klayn	1976	Controller
Greg MacCordy	1953	Chief Compliance Officer
Anthony Pasqua	1978	Chief Financial Officer
Rachel Presa	1979	Managing Director

The address for each of the Company’s executive officers is c/o Kennedy Lewis Capital Company, 225 Liberty St. Suite 4210, New York, NY 10281.

Trustee Biographies

Our trustees have been divided into two groups – Interested Trustees and Independent Trustees. An Interested Trustee is an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor.

Interested Trustees

James Didden has served as President of the Company and as a member and Chairperson of the Board of the Company since 2022. Mr. Didden joined Kennedy Lewis in 2021 as Head of Private Wealth Solutions and President of the Company. Prior to joining Kennedy Lewis, Mr. Didden was a Co-Founder and Managing Partner of a registered investment advisor based in New Jersey. For most of his career, Mr. Didden has been a senior executive in the leveraged finance industry. Previously, he was an original partner of GSO Capital Partners upon its founding in 2005. Subsequently, he became a Senior Managing Director at Blackstone upon its acquisition of GSO in 2008. While at Blackstone/GSO, Mr. Didden held several senior positions. Initially, he helped GSO run its liquid credit strategies as Head Trader and a Portfolio Manager for its flagship credit hedge fund and separately managed accounts. During this period, he was also involved in the formation of GSO’s private lending business and sat on several investment committees. Later, he was Co-Head of Customized Credit Strategies (CCS), which was Blackstone/GSO’s senior loan business and comprised over half the firm’s assets under management. As Co-Head of CCS, Mr. Didden helped oversee the firm’s CLO, closed-end fund and ETF businesses and sat on several investment committees. As Co-Head of CCS, he spent significant time on product development as well as raising capital in the private wealth arena as part of Blackstone’s initial efforts in that channel. Before joining GSO Capital Partners in 2005, Mr. Didden was a Managing Director in High Yield Sales & Trading at Deutsche Bank. Prior to Deutsche Bank, he was a partner at J. & W. Seligman & Co., serving as Portfolio Manager and Head Trader for the firm’s multibillion dollar High Yield portfolio. Prior to starting his investment management career, Mr. Didden was a tax lawyer at Kelley Drye & Warren in New York City.

Mr. Didden is on the Board of Sanctuary Wealth. Mr. Didden actively supports charitable causes in his community and various academic institutions. Mr. Didden received a B.A. from Boston College, a J.D. with honors from American University Law School and a Masters in Tax Law from New York University Law School. He was formerly a member of the New York and New Jersey Bars.

Doug Logigian has served as a member of the Board since 2022. Mr. Logigian joined Kennedy Lewis in 2020 and is a Co-Managing Partner and the President of the Firm. Mr. Logigian serves on the Advisor’s and Kennedy Lewis Management LP’s Investment Committees as well as Kennedy Lewis’ Executive Committee. Mr. Logigian was formerly a Senior Managing Director with Blackstone from 2006 to 2019. He was the Head of Capital Markets and a Portfolio Manager for GSO Capital Partners, and he sat on the Investment Committee for GSO’s special situation-oriented funds. Mr. Logigian also served on Blackstone’s Capital Markets Committee. Prior to his portfolio management responsibilities, Mr. Logigian served as the Head Trader across the GSO alternatives platform, where he oversaw the operations of the trading desk and transacted in all of the asset classes in which GSO trafficked. Prior to joining GSO in 2006, Mr. Logigian worked as an Associate at Citibank where he was responsible for managing a book of high yield cash bonds and credit default swaps on the Credit Trading Desk. While at Blackstone, Mr. Logigian served on the Board of Directors for Seneca Mortgage. Mr. Logigian received a BA with honors from Harvard University.

Independent Trustees

Ankur Keswani has served as a member of the Board since 2022. Ms. Keswani has over 20 years of experience in portfolio management, credit investing, trading and risk management. From 2012-2020, she was the Head of Corporate Credit at Serengeti Asset Management where she helped manage over $1 billion in assets. Ms. Keswani has invested in a variety of instruments including esoteric structured credit, liquidations, litigations, first lien corporate debt, stressed and distressed debt. She has also led several successful turnarounds and post bankruptcy workouts. During that time, she was a member of the Investment Committee and the Risk Committee. Ms. Keswani joined Serengeti in 2008 as a Senior Managing Director.

Prior to joining Serengeti, Ms. Keswani was at Goldman Sachs from 1999-2007. From 2004-2007, Ms. Keswani was a Vice President and traded high yield and distressed instruments. She was a market maker for healthcare, telecom, media/broadcasting, utilities and chemicals bonds and CDS. Between 1999-2004, Ms. Keswani was on the high yield and distressed research team at Goldman Sachs. In 2002 she was asked to lead the healthcare research team. In 2003 and 2004, she became an Institutional Investor ranked High Yield Healthcare Analyst. In 2017, Ms. Keswani was added to the Hedge Fund Journal’s Top 50 Women in Hedge Funds. She received her B.A. with Honors from Oxford University in Philosophy, Politics and Economics. She has been involved in several not-for-profit Boards including West Side Montessori School, WomanKind, American Friends of St. Hilda’s College, Oxford University and CitySpire Condominium.

Julian Markby has served as a member of the Board since 2022. Mr. Markby is an experienced independent director currently serving on the board of Digital River and Thiele Kaolin Company. In the past five years, Mr. Markby has also served on the boards Nordic Aviation Capital, Premiere Global Networks, Blackboard, Momentive Performance Materials and Siguler Guff Small Business Credit Opportunities Fund, and represented JPMorgan Chase’s investment at Ligado Networks (formerly LightSquared), where he served as a board observer and held JPMorgan Chase’s voting proxy. Mr. Markby also served on the board of the National Association of Corporate Directors, CT Chapter for 10 years before stepping down in 2023. Before retiring in 2006, Mr. Markby was an investment banker at Dresdner Kleinwort Wasserstein, Wasserstein Perella, PaineWebber and Drexel Burnham Lambert where he advised clients in numerous acquisitions, corporate sales, divestitures and capital raising transactions and had significant experience in complex restructuring transactions. Mr. Markby received a MBA from Columbia University in 1980.

Catherine Smith has served as a member of the Board since 2022. Ms. Smith currently serves as a board member for Global Atlantic Financial Group, a privately-owned insurance company operating in the United States and domiciled in Bermuda. Ms. Smith is chair of the Operations and Technology Committee and sits on the Audit Committee. Additionally, she chairs Outward Bound USA and serves a vice chair of the board of trustees of Hampshire College. Ms. Smith served as Commissioner of Economic and Community Development for the State of Connecticut from 2011-2019, responsible for designing and implementing strategies to improve the economy in the state.

In addition to collaborating with companies across the state to add jobs and boost the economy, Ms. Smith had oversight of arts and culture as well as brownfield re-development. Prior to working for the State of Connecticut, Ms. Smith served as CFO and CEO for

ING’s US Retirement business, helping build over $280 billion of assets under management and focusing on enhancing customer experience while increasing return on equity. She also led the ING Operations and Technology teams, integrating the back offices of three large companies brought together through acquisition. Prior to joining ING in 2000, Ms. Smith held several investment and financial roles at Aetna. She started her career at the Aetna Investment Group, working with real estate and private placement loan origination. Later she led the Investor Relations office and became Chief Financial Officer for the Retirement Business. Smith is a graduate of Hampshire College and received a Master of Public and Private Management from Yale’s School of Management.

Executive Officers Who Are Not Trustees

Gary Klayn has served as the Company’s Controller since 2022. Gary Klayn joined Kennedy Lewis in December 2022 and is a Managing Director focused on finance. Mr. Klayn was formerly a Vice President at Onex Falcon where he was responsible for the finance function of Onex Falcon Direct Lending BDC Fund. Prior to that, Mr. Klayn held various positions at Muzinich & Co., including as Director of Fund Accounting and as Finance and Operations Manager in the Private Debt/BDC department. Mr. Klayn began his career at Deloitte & Touche LLP where he was a Manager in the Assurance and Advisory practice. Mr. Klayn has over 25 years of experience and received a B.S. in Accounting from Brooklyn College. Mr. Klayn is a Certified Public Accountant.

Gregory MacCordy has served as the Company’s Chief Compliance Officer since 2022. Mr. MacCordy is a Director at ACA and an experienced compliance, risk and subject matter expert with over 30 years of regulatory and financial services experience. He serves as chief compliance officer or chief risk officer for SEC registered investment advisers and investment companies such as BDC and interval funds. Mr. MacCordy has a thorough knowledge of the 1940 Act and Adviser Acts, Compliance rules 206 (4)-7 under the Advisers Act and 38a-1 under the 1940 Act and Dodd Frank rules for liquidity and derivative usage. His product knowledge includes direct lending and leverage loans, CLO collateral management and trading, BDCs, CDOs, fixed income, mutual funds, private equity, hedge funds and real estate and credit derivatives.

Most recently he worked four years at the SEC where he was an Industry Expert and Specialized Compliance Examiner in the Asset Management Unit (Enforcement Division) conducting enforcement investigations of investment companies, investment advisers and mutual funds in the areas of BDCs, CLOs, private equity, hedge funds, real estate, and fixed income trading. Mr. MacCordy also worked with the SEC’s Office of Compliance Inspection and Examination (OCIE) conducting exams of investment advisors and investment companies’ compliance policies and procedures and violations of securities laws. Mr. MacCordy graduated from the University of Missouri with a Bachelor of Science & Business Administration in Accounting, and from New York University Stern School of Business with an MBA in Finance. In his continuing education while at the SEC, he studied Corporate Controls, Compliance and Governance at Georgetown University Law Center.

Anthony Pasqua has served as the Company’s Chief Financial Officer since 2022. Mr. Pasqua joined Kennedy Lewis in 2017 and is a Partner and the Advisor’s Chief Operating Officer and Chief Financial Officer. Mr. Pasqua has direct responsibility across Legal, Finance, Compliance, IT, and HR, and he serves on the Firm’s Executive Committee. Mr. Pasqua was formerly the COO/CFO of several credit related hedge funds, including Ellis Lake Capital where he was a Founding Member. Prior to being a COO/CFO Mr. Pasqua was the Head of Operations at Shumway Capital Partners (2008-2009) and the Controller/Director of Operations at Chatham Asset Management (2003-2008).

Mr. Pasqua graduated from East Stroudsburg University in 2000 with a BA in Business Management and earned his MBA from Fairleigh Dickinson University in 2007. Mr. Pasqua is a Certified Public Accountant.

Rachel Presa has served as the Company’s Vice President and Secretary since 2022. Ms. Presa joined Kennedy Lewis in 2021 and is a Managing Director and the Firm’s Chief Compliance Officer and Fund Counsel. Ms. Presa has over a decade of experience representing and advising investment funds, financial institutions, and other clients in legal and compliance matters, including regulatory investigations and enforcement, civil litigation, and bankruptcy and restructuring. Ms. Presa was formerly Senior Counsel at the law firm of Akin Gump Strauss Hauer & Feld. Prior to her legal career, Ms. Presa taught English and writing in public high schools in North Carolina and Maryland.

Ms. Presa was a member of the Junior Advisory Board of Her Justice from 2018 through 2022.

Ms. Presa has a BA from Goucher College and earned her JD at New York University School of Law.

Board Leadership and Structure

The Board monitors and performs an oversight role with respect to the Company’s business and affairs, including with respect to the Company’s investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of the Company’s service providers. Among other things, the Board approves the appointment of the Advisor and officers, reviews and monitors the services and activities performed by the Advisor and executive officers, and approves the engagement and reviews the performance of the Company’s independent registered public accounting firm.

Under the Company’s Bylaws, the Board may designate a Chairperson to preside over the meetings of the Board and meetings of the shareholders and to perform such other duties as may be assigned to him by the Board. The Company does not have a fixed policy as to whether the Chairperson of the Board should be an Independent Trustee and believes that the Company should maintain the flexibility to select the Chairperson and reorganize the leadership structure, from time to time, based on criteria that are in the best interests of the Company and its shareholders at such times.

The Company recognizes that different board leadership structures are appropriate for companies in different situations. The Company intends to re-examine its corporate governance policies on an ongoing basis to ensure that they continue to meet the Company’s needs.

Board’s Role in Risk Oversight

The Board performs its risk oversight function primarily through (a) its standing Audit Committee and Nominating and Corporate Governance Committee, which report to the entire Board and are comprised solely of Independent Trustees, and (b) active monitoring by the Company’s Chief Compliance Officer of the Company’s compliance policies and procedures. The Board may establish additional committees in the future.

As described below in more detail below, the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff (sourced through the Administrator), if any, accounting and financial reporting processes, the Company’s systems of internal controls regarding finance and accounting and audits of the Company’s financial statements.

The Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board will review, on a quarterly and annual basis, written reports from the Chief Compliance Officer discussing the adequacy and effectiveness of the Company’s compliance policies and procedures and the Company’s service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the Company’s compliance policies and procedures and the Company’s service providers’ compliance policies and procedures since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee the Company’s compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees at least once each year.

All trustees are expected to attend at least 75% of the aggregate number of meetings of the Board and the committees on which they serve. The Company requires each trustee to make a diligent effort to attend all Board and committee meetings.

Audit Committee

The Audit Committee is currently composed of all of the Independent Trustees. Catherine Smith serves as Chairperson of the Audit Committee. The Board has determined that Ms. Smith is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act and meets the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the Company’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Company’s annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the Company’s audit reports and financial statements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently composed of all the Independent Trustees. Julian Markby serves as Chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is

responsible for selecting, researching and nominating trustees for election by shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, the Company and its shareholders. In considering possible candidates for election as a trustee, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting trustees who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to the Company’s affairs;

•	are able to work with the other members of the Board and contribute to the Company’s success;

•	can represent the long-term interests of shareholders as a whole; and

•	are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying trustee nominees. In determining whether to recommend a trustee nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending trustee nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the goal of creating a board of trustees that best serves the Company’s needs and the interests of shareholders.

Investment Committee

The Advisor’s Investment Committee is comprised of David Chene, Darren Richman and Doug Logigian. The Investment Committee leads the investment activities of the Advisor and has worked together at Kennedy Lewis across multiple credit cycles.

•

David Chene is the Co-Managing Partner and Co-Founder of Kennedy Lewis Investment Management LLC, Co-Portfolio Manager of Kennedy Lewis Management LP and Co-Chair of the Advisor’s and Kennedy Lewis Management LP’s Investment Committees.

•

Darren L. Richman is the Co-Managing Partner and Co-Founder of Kennedy Lewis Investment Management LLC, Co-Portfolio Manager of Kennedy Lewis Management LP and Co-Chair of the Advisor’s and Kennedy Lewis Management LP’s Investment Committees.

•	Doug Logigian is the Co-Managing Partner & President of Kennedy Lewis Investment Management LLC and a Member of the Advisor’s and Kennedy Lewis Management LP’s Investment Committees.

All investment decisions for the Company are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments. The Investment Committee is supported by a team of investment professionals who bring to Kennedy Lewis considerable experience with Kennedy Lewis and/or from other leading private equity, investment banking, financial services, corporate law and accounting firms.

Code of Business Conduct and Ethics

We will provide any person, without charge, upon request, a copy of our code of ethics. To receive a copy, please provide a written request to: Kennedy Lewis Capital Company, Attn: CCO, 225 Liberty St. Suite 4210, New York, NY 10281. Any material amendments to or waivers of a required provision of the code of ethics policy will be reported in a Current Report on Form 8-K.

Under the code of ethics, officers, trustees, and certain employees of the Company must first obtain pre-clearance from the compliance department before trading in the Company’s securities. The Company has adopted an Insider Trading Policy, which, among other things, governs the purchase, sale, and/or other disposition of the Company’s securities by the Company’s trustees and officers, and which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations. The Company’s Insider Trading Policy includes restrictions that prohibit trustees and officers of the Company from, among other things, engaging in short sales or hedging transactions with respect to the Company’s securities, including through the use of financial instruments such as prepaid variable forward contracts, equity swaps, collars and exchange funds.

Item 11. Executive Compensation.

None of the Company’s officers receive direct compensation from the Company. The Company has agreed to reimburse the Administrator for its allocable portion of the compensation paid to or compensatory distributions received by the Company’s Chief Compliance Officer and Chief Financial Officer, and any of their respective staffs who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any. In addition, to the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions at cost. The Company will agree to reimburse the Administrator for its allocable portion of the compensation of any personnel that it provides for use by the Company.

Compensation of Trustees

The Independent Trustees will receive an annual fee of $125,000 (prorated for any partial year). The chair of the Audit Committee will receive an additional fee of $25,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Trustee incurred in connection with fulfillment of his or her duties as an Independent Trustee.

We have obtained trustees’ and officers’ liability insurance on behalf of our trustees and officers. We do not have a profit-sharing or retirement plan, and trustees do not receive any pension or retirement benefits. No compensation is paid to trustees who are “interested persons.” The Board reviews and determines the compensation of Independent Trustee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 27, 2024, certain beneficial ownership information with respect to the Company’s Common Shares for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of the Company’s outstanding shares of Common Shares and all officers and trustees, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to our Common Shares. Unless otherwise indicated, the address for each executive officer and trustee is c/o Kennedy Lewis Capital Company, 225 Liberty Street, Suite 4210, New York, NY 10281.

	Type of Ownership	Number	Percentage
Interested Trustees
James Didden	Beneficial	148,118	1.37%
Doug Logigian	N/A	—	*
Independent Trustees
Ankur Keswani	N/A	—	*
Julian Markby	N/A	—	*
Catherine Smith	N/A	—	*
Executive Officers Who Are Not Trustees
Gary Klayn	N/A	—	*
Greg MacCordy	N/A	—	*
Anthony Pasqua	N/A	—	*
Rachel Presa	N/A	—	*
All Trustees and Executive Officers as a Group (9 persons)		148,118	1.37%

* Represents less than 1.0%.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

We have entered into the Advisory Agreement with the Advisor and the Administration Agreement with the Administrator. Certain of our executive officers and the Chairperson of our Board have ownership and financial interests in the Advisor and the Administrator. Certain of our executive officers and the Chairperson of our Board also serve as principals of other investment managers affiliated with the Advisor and the Administrator that may in the future manage investment funds with investment objectives similar to ours. In addition, our executive officers and trustees and the partners of the Advisor and Kennedy Lewis serve or may serve as officers, trustees, principals of entities that operate in the same or related line of business as we do, or of investment funds managed by its affiliates, although we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Kennedy Lewis. However, the Advisor and its affiliates intend to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we are not disadvantaged in relation to any other client. We may invest, to the extent permitted by law, on a concurrent basis with affiliates of Kennedy Lewis, subject to compliance with applicable regulations, any allocation procedures and our co-investment exemptive relief order.

We have entered into a license agreement with Kennedy Lewis under which Kennedy Lewis has agreed to grant us a non-exclusive, royalty-free license to use the name “Kennedy Lewis.” Under this agreement, the Company has a right to use the “Kennedy Lewis” name for so long as the Advisor or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Kennedy Lewis” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Advisor is in effect.

In addition, we rent office space from the Administrator and pay the Administrator our allocable portion of overhead and other expenses incurred by it in performing its obligations under our Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte & Touche LLP for professional services performed for the Company’s year ended December 31, 2023 and for the period from February 10, 2022 (Inception Date) through December 31, 2022:

	Fiscal Year Ended December 31, 2023	For the period from February 10, 2022 (Inception Date) to December 31, 2022
Audit Fees(1)	$364,531	$15,000
Audit-Related Fees	—	—
Tax Fees	39,625	—
All Other Fees	—	—
	$404,156	$—

(1) During the fiscal year ended December 31, 2023 and the fiscal period from February 10, 2022 (Inception Date) to December 31, 2022, Deloitte & Touche LLP billed aggregate non-audit fees of $25,625 and $0 related to the Company for services rendered to the Company.

Audit Fees

Audit fees consist of the aggregate fees billed for professional services rendered for the audits of the Company’s financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and local tax compliance.

All Other Fees

All other fees consist of the aggregate fees billed for products and services provided by Deloitte & Touche LLP, other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Advisor and any affiliates thereof that provide services to the Company, if such non-audit services are directly related to the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2023 and for the period from February 10, 2022 (Inception Date) through December 31, 2022 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Committee has reviewed the audited consolidated financial statements and met and held discussions with management regarding the audited consolidated financial statements, and the Audit Committee recommended the inclusion of the consolidated financial statements in this Report on Form 10-K. Management has represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board and has discussed with the auditors the auditors’ independence.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a) Documents Filed as Part of this Report

The following documents are filed as part of this annual report:

(1) Financial Statements - Financial statements are included in Item 8. See the Index to the Financial Statements on page 69 of this annual report on Form 10-K.

(2) Financial Statement Schedules - None. Schedules that are not listed herein have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1*	Amended and Restated Agreement and Declaration of Trust
3.2*	Bylaws
4.2**	Description of Securities
10.2*	Administration Agreement between the Company and the Administrator
10.3*	License Agreement between the Company and Kennedy Lewis
10.4*	Dividend Reinvestment Plan
10.5*	Transfer Agency Agreement
10.6*	Custodian Agreement
10.7*	Form of Subscription Agreement
10.8*	Expense Support and Conditional Reimbursement Agreement between the Company and the Advisor
21.1**	Subsidiaries
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-56494), filed on January 13, 2023 and incorporated herein by reference.

** Filed herewith.

***Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2024.

KENNEDY LEWIS CAPITAL COMPANY
/s/ James Didden
By:
Name:	James Didden
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James Didden James Didden	President (Principal Executive Officer)	March 27, 2024

/s/ Anthony Pasqua Anthony Pasqua	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2024

/s/ Gary Klayn Gary Klayn	Controller	March 27, 2024

/s/ Catherine Smith Catherine Smith	Trustee	March 27, 2024

/s/ Ankur Keswani Ankur Keswani	Trustee	March 27, 2024

/s/ Julian Markby Julian Markby	Trustee	March 27, 2024