Form 10-Q
period 2024-03-31
Kennedy Lewis Capital Co
filed 2024-05-14
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 11,552,764 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on May 14, 2024.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $397,318,141 and $345,223,315 at March 31, 2024 and December 31, 2023, respectively)	$404,711,203	$352,378,520
Cash and cash equivalents	30,922,871	25,181,139
Restricted cash and cash equivalents	56,233,451	47,844,154
Interest and fee receivable from non-controlled/non-affiliated investments	3,577,091	3,241,015
Deferred financing costs (net of $652,437 and $480,842 in amortized expense at March 31, 2024 and December 31, 2023, respectively)	2,792,655	2,964,249
Deferred offering costs (net of $1,150,921 and $851,065 in amortized expense at March 31, 2024 and December 31, 2023, respectively)	502,875	565,386
Receivable for investments sold	2,991,485	4,150,568
Due from Advisor	649,205	810,355
Other assets	109,687	45,157
Total assets	$502,490,523	$437,180,543

Liabilities
Credit Facility (Note 5)	255,000,000	195,000,000
Payable for investments purchased	2,716,000	7,489,135
Distribution payable	—	6,039,749
Interest and credit facility fees payable	3,744,778	3,051,780
Accrued capital gains incentive fee payable	1,122,040	1,090,162
Management fees payable	717,106	690,008
Income incentive fee payable	688,500	652,362
Due to Advisor and affiliates	266,874	309,817
Offering costs payable	212,873	216,950
Accrued expenses and other liabilities	1,249,799	1,024,660
Total liabilities	$265,717,970	$215,564,623

Commitments and contingencies (Note 6)

Net Assets
Common shares, $0.01 par value (11,506,727 and 10,785,268 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	115,067	107,853
Additional paid in capital	229,282,882	213,932,059
Distributable earnings (loss)	7,374,604	7,576,008
Total net assets	$236,772,553	$221,615,920
Total liabilities and net assets	$502,490,523	$437,180,543
Net asset value per share	$20.58	$20.55

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,589,528	$905,441
Dividend income	467,467	—
Fee income	55,611	77,042
Total investment income	13,112,606	982,483

Expenses:
Interest and debt fee expense	5,300,574	—
Management fees	716,752	211,049
Income incentive fee	692,650	—
Capital gain incentive fees	141,129	—
Professional fees	600,151	412,744
Amortization of continuous offering costs	299,856	90,647
Administrative services expense	266,874	134,425
Amortization of deferred financing costs	171,594	—
Directors’ fees and expenses	100,000	66,667
Organization costs	—	185,534
Other expenses	115,605	21,272
Total expenses	8,405,185	1,122,338
Expenses waived by the Advisor (Note 3)	(651,775)	—
Management fee waiver	—	(128,140)
Net expenses	7,753,410	994,198
Net investment income	5,359,196	(11,715)

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	237,857	(971,079)
Net change in unrealized appreciation (depreciation)	237,857	(971,079)
Realized gain (loss):
Non-controlled/non-affiliated investments	1,046,710	113,400
Net realized gain (loss)	1,046,710	113,400
Net realized and unrealized gain (loss)	1,284,567	(857,679)
Net increase (decrease) in net assets resulting from operations	$6,643,763	$(869,394)

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Operations:
Net investment income	$5,359,196	$(11,715)
Net realized gain (loss)	1,046,710	113,400
Net change in unrealized appreciation (depreciation)	237,857	(971,079)
Net increase (decrease) in net assets resulting from operations	6,643,763	(869,394)

Capital transactions:
Proceeds from shares sold	7,163,000	206,857,000
Distribution of earnings	(6,414,447)	—
Reinvestments of distributions	7,764,317	—
Net increase (decrease) from share transactions	8,512,870	206,857,000
Total increase (decrease) in net assets	15,156,633	205,987,606
Net Assets, beginning of period	221,615,920	10,000
Net Assets, end of period	$236,772,553	$205,997,606

Capital Share activity:
Share sold	346,502	10,403,093
Shares issues from the reinvestment of dividends	374,957	—
Net increase in share outstanding	721,459	10,403,093

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,643,763	$(869,394)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments	(237,857)	971,079
Net realized (gain) loss on investments	(1,046,710)	(113,400)
Payment-in-kind interest capitalized	(997,974)	(646)
Net accretion of discount and amortization of premium	(1,200,240)	(24,279)
Amortization of deferred financing costs	171,594	—
Amortization of offering costs	299,856	90,647
Purchases of investments	(113,795,687)	(118,966,883)
Proceeds from sale of investments and principal repayments	64,945,786	24,482,869
Changes in operating assets and liabilities:
Interest receivable	(336,076)	(479,925)
Deferred offering costs	(241,422)	(142,706)
Receivable for investments sold	1,159,083	(17,701,185)
Due from Advisor	161,150	—
Other assets	(64,530)	(44,922)
Payable for investments purchased	(4,773,135)	64,982,555
Due to Advisor and affiliates	(42,943)	217,977
Management fee payable	27,098	82,909
Administrative service expense payable	—	32,485
Income incentive fee payable	36,138	—
Capital gains incentive fee payable	31,878	—
Interest and credit facility fees payable	692,998	—
Accrued expenses and other liabilities	225,139	757,809
Net cash provided by (used in) operating activities	(48,342,091)	(46,725,010)

Cash flows from financing activities:
Proceeds from Secured Credit Facility	60,000,000	—
Dividends paid in cash	(4,689,880)	—
Proceeds from issuance of common shares	7,163,000	81,857,000
Net cash provided by (used in) financing activities	62,473,120	81,857,000
Net increase (decrease) in cash and cash equivalents	14,131,029	35,131,990
Cash, cash equivalents and restricted cash, beginning of period	73,025,293	10,000
Cash, cash equivalents and restricted cash, end of period	87,156,322	35,141,990

Supplemental information and non-cash activities:
Subscription receivable	—	125,000,000
Cash paid for interest	4,607,576	—
Reinvestment of distributions	7,764,317	—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

March 31, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P. (5)				14,792,309	$14,792,309	$15,715,487	6.64
Total Commercial Services & Supplies					$14,792,309	$15,715,487	6.64%
Total Equity Investments					$14,792,309	$15,715,487	6.64%

First and Second Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	8.00%/7.00% PIK	15.00%	6/23/2028	20,148,358	19,682,935	19,572,115	8.27
Total Aerospace & Defense					$19,682,935	$19,572,115	8.27%

Air Freight & Logistics
Inmar, Inc. (11)	S+5.50%	10.85%	5/1/2026	2,977,671	2,951,999	2,975,824	1.26
LaserShip, Inc. (11)	S+4.50%	10.40%	5/7/2028	2,002,980	1,809,366	1,861,770	0.79
Total Air Freight & Logistics					$4,761,365	$4,837,594	2.05%

Automobile Components
BBB Industries LLC (11)	S+5.25%	10.68%	7/25/2029	3,954,950	3,784,359	3,766,259	1.59
First Brands Group, LLC	S+5.00%	10.57%	3/30/2027	1,985,296	1,928,047	1,984,462	0.84
Total Automobile Components					$5,712,406	$5,750,721	2.43%

Biotechnology
Star Parent, Inc. (11)	S+4.00%	9.31%	9/27/2030	3,000,000	2,957,499	2,980,140	1.26
Total Biotechnology					$2,957,499	$2,980,140	1.26%

Building Products
Foundation Building Materials Inc	S+4.00%	9.31%	1/29/2031	2,437,500	2,413,225	2,446,031	1.03
Oscar AcquisitionCo, LLC (11)	S+4.50%	9.90%	4/29/2029	1,733,672	1,689,346	1,736,931	0.73
Recess Holdings, Inc. (5)(11)	S+4.00%	9.84%	3/29/2027	3,000,000	2,955,574	3,009,390	1.27
Trulite Holding Corp (5)	S+6.00%	11.33%	8/1/2030	3,000,000	2,940,687	2,988,750	1.26
Total Building Products					$9,998,832	$10,181,102	4.29%

Chemicals
Cyanco Intermediate 2 Corp. (11)	S+4.75%	10.08%	7/10/2028	2,556,429	2,510,746	2,563,893	1.08
LSF11 A5 Holdco LLC (11)	S+4.25%	9.68%	10/15/2028	3,970,000	3,909,828	3,971,985	1.68
Total Chemicals					$6,420,574	$6,535,878	2.76%

Commercial Services & Supplies
AVSC Holding Corp.	S+3.00%/.25% PIK	8.93%	3/3/2025	3,963,800	3,879,806	3,966,535	1.68
Brand Industrial Services Inc. (11)	S+5.50%	10.81%	8/1/2030	992,506	955,305	995,871	0.42
Eagle Parent Corp. (11)	S+4.25%	9.55%	4/2/2029	2,969,697	2,939,353	2,941,247	1.24
EnergySolutions, LLC (11)	S+4.00%	9.31%	9/20/2030	995,000	983,273	998,890	0.42
Heritage-Crystal Clean, Inc.	S+5.00%	10.32%	10/17/2030	997,500	973,697	997,809	0.42
J-O Building Company LLC (5)(11)	S+6.75%	12.10%	5/25/2028	12,885,649	12,715,421	12,982,291	5.48
The Action Environmental Group, Inc. (5)(6)	S+4.50%	—	10/24/2030	130,435	(915)	—	0.00
The Action Environmental Group, Inc. (5)	S+4.50%	9.82%	10/24/2030	869,565	857,224	869,565	0.37
USA Debusk LLC (5)(11)	S+6.50%	11.93%	9/8/2026	9,950,000	9,789,462	10,136,563	4.28
USA Debusk LLC (5)(11)	S+6.50%	11.93%	9/8/2026	2,992,500	2,939,369	3,048,609	1.29
Total Commercial Services & Supplies					$36,031,995	$36,937,380	15.60%

The accompanying notes are an integral part of these consolidated financial statements

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Construction & Engineering
BP Loenbro Holdings Inc (5)	S+6.25%	—	2/1/2029	1,834,862	(13,310)	(13,310)	(0.01)
BP Loenbro Holdings Inc (5)	S+6.25%	—	2/1/2029	1,834,862	(26,619)	(26,619)	(0.01)
BP Loenbro Holdings Inc (5)	S+6.25%	11.57%	2/1/2029	16,330,275	16,091,451	16,091,451	6.80
MEI Buyer LLC (5)(11)	S+6.50%	11.83%	6/29/2029	15,145,578	14,732,848	14,734,376	6.22
MEI Buyer LLC (5)(6)(11)	S+6.50%	—	6/29/2029	2,650,602	(69,363)	(71,964)	(0.03)
MEI Buyer LLC (5)(6)(11)	S+6.50%	—	6/29/2029	2,409,639	(31,657)	(65,422)	(0.03)
Total Contruction and Engineering					$30,683,350	$30,648,512	12.94%

Containers, Packaging & Glass
Tank Holding Corp. (5)(11)	S+5.75%	11.18%	3/31/2028	992,424	965,960	976,923	0.41
Tank Holding Corp. (5)(11)	S+6.00%	11.43%	3/31/2028	3,782,301	3,696,033	3,720,838	1.57
Tank Holding Corp. (5)(6)(11)	S+6.00%	11.43%	3/31/2028	1,634,139	713,313	707,037	0.30
Total Containers, Packaging & Glass					$5,375,306	$5,404,798	2.28%

Distributors
American Auto Auction Group, LLC (11)	S+5.00%	10.46%	12/30/2027	1,974,697	1,882,961	1,957,418	0.83
Aramsco, Inc. (11)	S+4.75%	10.06%	10/10/2030	2,554,455	2,505,721	2,558,721	1.08
Aramsco, Inc. (6)(11)	S+4.75%	—	10/10/2030	445,545	—	744	0.00
BCPE Empire Holdings, Inc. (11)	S+4.75%	9.33%	12/11/2028	3,980,000	3,960,265	3,981,751	1.68
Total Distributors					$8,348,947	$8,498,634	3.59%

Diversified Consumer Services
AMCP Clean Acquisition Company, LLC (5)	S+5.00%	10.33%	6/15/2028	1,000,000	985,206	990,000	0.42
Spring Education Group, Inc. (11)	S+4.50%	9.81%	10/4/2030	3,990,000	3,942,180	4,003,965	1.69
Total Diversified Consumer Services					$4,927,386	$4,993,965	2.11%

Electric Utilities
Cricket Valley Energy Center (5)(7)(11)	S+3.90%	9.20%	6/30/2025	2,937,809	2,723,309	2,761,688	1.17
Kestrel Acquisition LLC	S+4.25%	9.68%	6/2/2025	1,994,036	1,989,549	1,983,448	0.84
Lackawanna Energy Center LLC (11)	S+5.00%	10.33%	8/3/2029	4,089,879	3,977,342	4,062,599	1.72
Lackawanna Energy Center LLC (11)	S+5.00%	10.33%	8/6/2029	889,518	865,042	883,584	0.37
Total Electric Utilities					$9,555,242	$9,691,319	4.10%

Electrical Equipment
Voltagrid LLC (5)	S+6.50%	—	9/1/2025	3,453,750	(65,146)	(132,451)	(0.06)
Voltagrid LLC (5)	S+6.50%	11.91%	3/1/2029	34,451,156	33,090,518	33,129,954	13.99
Total Electrical Equipment					$33,025,372	$32,997,503	13.93%

Gas Utilities
Parkway Generation, LLC	S+4.75%	10.32%	2/18/2029	872,906	848,083	869,632	0.37
Parkway Generation, LLC	S+4.75%	10.32%	2/18/2029	115,960	112,665	115,525	0.05
Total Gas Utilities					$960,748	$985,157	0.42%

Ground Transportation
Odyssey Logistics & Technology Corporation (11)	S+4.50%	9.83%	10/12/2027	995,000	977,772	993,637	0.42
Total Ground Transportation					$977,772	$993,637	0.42%

Health Care Equipment & Supplies
NMN Holdings III Corp.	S+3.50%	8.94%	11/13/2025	289,393	274,328	284,329	0.12
NMN Holdings III Corp.	S+3.50%	8.94%	11/13/2025	1,348,442	1,282,551	1,324,844	0.56
Total Health Care Equipment & Supplies					$1,556,879	$1,609,173	0.68%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Health Care Providers & Services
ADMI Corp	S+5.75%	11.08%	12/23/2027	1,995,000	1,995,000	1,995,000	0.84
Charlotte Buyer, Inc. (11)	S+5.25%	10.57%	2/11/2028	2,452,569	2,395,279	2,458,431	1.04
Heartland Dental, LLC (11)	S+5.00%	10.33%	4/28/2028	2,554,091	2,473,136	2,556,338	1.08
Help At Home, Inc.	S+5.00%	10.44%	10/29/2027	111,180	109,644	110,485	0.05
Help At Home, Inc.	S+5.00%	10.44%	10/29/2027	878,619	866,519	873,128	0.37
Help At Home, Inc.	S+5.00%	10.44%	10/29/2027	997,458	992,643	991,224	0.42
Imagefirst Holdings, LLC (6)(11)	S+5.00%	—	4/27/2028	666,667	(13,752)	(1,667)	0.00
Imagefirst Holdings, LLC (11)	S+5.00%	9.57%	4/27/2028	3,308,375	3,237,765	3,300,104	1.39
Pediatric Associates Holding Company, LLC (11)	S+4.50%	9.94%	12/29/2028	992,500	957,323	853,550	0.36
PetVet Care Centers, LLC (5)(11)	S+6.00%	11.33%	11/15/2030	13,525,241	13,264,649	13,262,175	5.60
PetVet Care Centers, LLC (5)(6)(11)	S+6.00%	0.00%	11/15/2030	1,768,583	(16,726)	(34,487)	(0.01)
PetVet Care Centers, LLC (5)(6)(11)	S+6.00%	0.00%	11/15/2029	1,768,583	(33,131)	(34,222)	(0.01)
Southern Veterinary Partners, LLC (11)	S+4.00%	9.44%	10/5/2027	1,488,462	1,481,857	1,487,717	0.63
Team Services Group (11)	S+5.00%	10.58%	12/20/2027	1,983,467	1,962,214	1,978,508	0.84
Total Health Care Providers & Services					$29,672,420	$29,796,284	12.60%

Health Care Technology
Covetrus, Inc. (11)	S+5.00%	10.31%	10/13/2029	992,481	985,528	992,898	0.42
Total Media: Broadcasting & Subscription					$985,528	$992,898	0.42%

Hotels, Restaurants & Leisure
Ranger Holdco Spe LLC (5)	15.00% PIK	15.00%	8/8/2028	18,456,979	17,293,298	19,803,415	8.36
Total Hotels, Restaurants & Leisure					$17,293,298	$19,803,415	8.36%

Household Products
American Greetings Corporation (11)	S+6.00%	11.33%	4/6/2028	1,477,538	1,454,920	1,478,276	0.62
Kronos Acquisition Holdings Inc. (11)	S+6.00%	11.49%	12/22/2026	2,602,177	2,569,393	2,605,430	1.10
Wellness Merger Sub, Inc. (11)	S+6.00%	11.57%	6/30/2026	3,875,000	3,696,022	3,855,625	1.63
Total Household Products					$7,720,335	$7,939,331	3.35%

Insurance
Acrisure, LLC (11)	S+4.50%	9.83%	11/6/2030	4,967,500	4,884,923	4,979,919	2.10
Amynta Agency Borrower Inc. (11)	S+4.25%	9.55%	2/28/2028	1,975,062	1,930,807	1,981,244	0.84
RSC Acquisition, Inc. (5)(6)	S+6.00%	11.30%	11/1/2029	1,996,889	845,662	889,731	0.38
Ryan, LLC (6)	S+4.50%	0.00%	11/14/2030	190,476	—	835	0.00
Ryan, LLC (6)	S+4.50%	9.83%	11/14/2030	1,809,524	1,774,724	1,817,450	0.77
Total Insurance					$9,436,116	$9,669,179	4.09%

IT Services
Neptune Bidco US Inc. (11)	S+5.00%	10.42%	4/11/2029	5,260,250	4,877,448	4,843,007	2.05
Nielsen Consumer Inc. (8)(11)	S+6.25%	11.58%	3/6/2028	3,970,000	3,585,716	3,941,456	1.66
Physician Partners LLC (11)	S+4.00%	9.53%	12/26/2028	989,899	942,341	733,763	0.31
TouchTunes Interactive Networks, Inc. (11)	S+5.00%	10.36%	4/2/2029	2,224,808	2,222,684	2,231,305	0.94
Total IT Services					$11,628,189	$11,749,531	4.96%

Leisure Products
Varsity Brands, Inc. (11)	S+5.00%	10.44%	12/15/2026	1,977,475	1,896,293	1,984,890	0.84
Total Leisure Products					$1,896,293	$1,984,890	0.84%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Machinery
Arcline FM Holdings, LLC (11)	S+4.75%	10.32%	6/23/2028	4,593,839	4,465,530	4,593,839	1.94
DS Parent Inc. (7)	S+5.50%	10.81%	12/13/2030	3,000,000	2,852,020	2,952,180	1.25
Gloves Buyer, Inc. (5)(11)	S+5.00%	10.44%	12/29/2027	1,990,000	1,921,991	1,985,025	0.84
Discovery Energy Holding Corp	S+4.75%	10.06%	1/30/2031	2,800,000	2,716,932	2,802,324	1.18
LSF12 Badger Bidco LLC (11)	S+6.00%	11.33%	8/30/2030	2,992,500	2,928,897	2,998,126	1.27
Total Machinery					$14,885,370	$15,331,494	6.48%

Metals & Mining
Arsenal AIC Parent LLC (11)	S+4.50%	9.08%	8/18/2030	2,985,019	2,956,976	2,991,735	1.26
Total Metals & Mining					$2,956,976	$2,991,735	1.26%

Oil, Gas & Consumable Fuels
Limetree Bay Terminals, LLC (5)	S+4.50%/1% PIK	9.81%	12/11/2026	23,097,426	22,142,576	22,101,927	9.33
Limetree Bay Terminals, LLC (5)	S+6.50%/2% PIK	11.81%	2/12/2029	10,170,000	9,920,546	9,921,852	4.19
Total Oil, Gas & Consumable Fuels					$32,063,122	$32,023,779	13.52%

Personal Care Products
KDC/one Development Corporation, Inc. (8)(9)(11)	S+5.00%	10.33%	8/15/2028	4,000,000	3,890,761	4,004,360	1.69
Total Personal Care Products					$3,890,761	$4,004,360	1.69%

Professional Services
GeoStabilization International, LLC (11)	S+5.25%	10.50%	12/19/2028	2,000,000	1,981,250	1,985,000	0.84
Mckissock Investment Holdings LLC	S+5.00%	10.38%	3/12/2029	2,500,000	2,440,802	2,504,175	1.06
Sales Performance International, LLC (5)(11)	S+6.50%	11.82%	8/24/2028	16,778,788	16,464,205	16,464,186	6.95
Sales Performance International, LLC (5)(6)(11)	S+6.50%	11.82%	8/24/2028	3,030,303	671,686	670,455	0.28
Teneo Holdings LLC	S+ 4.75%	10.08%	3/13/2031	1,333,333	1,320,000	1,335,000	0.56
Total Professional Services					$22,877,943	$22,958,816	9.69%

Software
AQA Acquisition Holding, Inc. (11)	S+4.25%	9.82%	3/3/2028	863,720	852,705	863,288	0.36
DTI Holdco, Inc. (11)	S+4.75%	10.06%	4/26/2029	1,481,203	1,433,158	1,480,744	0.63
Total Software					$2,285,863	$2,344,032	0.99%

Textiles, Apparel & Luxury Goods
Champ Acquisition Corporation (11)	S+5.50%	11.06%	12/19/2025	1,458,394	1,458,394	1,460,217	0.62
IBG Borrower LLC (5)(11)	S+6.00%	10.06%	8/22/2029	9,875,000	9,780,465	9,850,313	4.16
Total Textiles, Apparel & Luxury Goods					$11,238,859	$11,310,530	4.78%

Trading Companies & Distributors
DXP Enterprises, Inc. (5)(11)	S+4.75%	10.29%	10/11/2030	1,990,000	1,961,388	1,988,766	0.84
FCG Acquisitions Inc. (11)	S+4.75%	10.06%	3/31/2028	1,631,925	1,600,464	1,634,993	0.69
Lincoln Metal Shop, Inc. (5)(11)	S+6.00%	11.46%	6/7/2027	22,870,461	22,492,634	23,013,402	9.72
Patriot Container Corp. (11)	S+3.75%	9.18%	3/20/2025	2,965,824	2,842,767	2,868,367	1.21
RelaDyne Inc. (11)	S+4.25%	9.58%	12/22/2028	1,979,798	1,917,617	1,979,798	0.84
RelaDyne Inc. (11)	S+5.00%	10.33%	12/22/2028	1,990,000	1,903,281	1,992,488	0.84
Total Trading Companies & Distributors					$32,718,151	$33,477,814	14.14%

Total First and Second Lien Debt					$382,525,832	$388,995,716	164.30%

Total Investments—non-controlled/non- affiliated					$397,318,141	$404,711,203	170.94%

Total Investments Portfolio					$397,318,141	$404,711,203	170.94%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2024

(Unaudited)

Portfolio Company(1)	Amortized Cost	Fair Value	Percentage of Net Assets
Cash Equivalents
State Street Institutional Money Market Fund (10)	81,677,413	81,677,413	34.50
Total Cash Equivalents	$81,677,413	$81,677,413	34.50%
Total Portfolio Investments and Cash Equivalents	$478,995,554	$486,388,616	205.44%
Liabilities in excess of Other Assets		$(249,616,063)	(105.44)%
Net Assets		$236,772,553	100.00%

(1)
Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR (“L”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month L or S rates. As of March 31, 2024, rates for the 6 month, 3 month and 1 month L are 5.65%, 5.56%, and 5.44%, respectively. As of March 31, 2024, 6 month, 3 month and 1 month S are 5.22%, 5.30% and 5.33%, respectively.
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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 6, Commitments and Contingencies, for details.
(7)
Position or portion thereof is unsettled as of March 31, 2024.
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets totaled 1.58% of the Company’s total assets.
(9)
The issuer of this investment is domiciled in Canada.
(10)
The annualized seven-day yield as of March 31, 2024 is 5.01%.
(11)
Investment is pledged as collateral for the Secured Credit Facility. See Note 5, Borrowings, for details.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P. (5)				14,792,309	$14,792,309	$15,559,956	7.02
Total Commercial Services & Supplies					$14,792,309	$15,559,956	7.02%
Total Equity Investments					$14,792,309	$15,559,956	7.02%

First and Second Lien Debt Air Freight & Logistics
Inmar, Inc. (12)	S+5.50%	10.86%	5/1/2026	2,985,000	2,956,521	2,942,702	1.33
LaserShip, Inc. (12)	S+4.50%	10.40%	5/7/2028	2,008,116	1,805,022	1,839,092	0.83
Total Air Freight & Logistics					$4,761,543	$4,781,794	2.16%

Automobile Components
BBB Industries LLC (12)	S+5.25%	10.71%	7/25/2029	3,964,962	3,788,124	3,731,189	1.68
First Brands Group, LLC	S+5.00%	10.88%	3/30/2027	1,989,950	1,935,542	1,971,304	0.89
Total Automobile Components					$5,723,666	$5,702,493	2.57%

Automobiles
Holley Purchaser, Inc.	S+3.75%	9.22%	11/28/2028	4,392,630	3,943,707	4,224,260	1.91
Total Automobiles					$3,943,707	$4,224,260	1.91%

Biotechnology
Star Parent, Inc. (12)	S+4.00%	9.35%	9/27/2030	5,000,000	4,927,218	4,935,400	2.23
Total Biotechnology					$4,927,218	$4,935,400	2.23%

Building Products
Oscar AcquisitionCo, LLC (12)	S+4.50%	9.95%	4/29/2029	1,738,072	1,691,987	1,718,518	0.78
Recess Holdings, Inc. (5)(12)	S+4.00%	9.39%	3/29/2027	1,995,000	1,976,689	2,004,975	0.90
Total Building Products					$3,668,676	$3,723,493	1.68%

Chemicals
Cyanco Intermediate 2 Corp. (12)	S+4.75%	10.11%	7/10/2028	2,992,500	2,936,542	2,997,498	1.35
LSF11 A5 Holdco LLC (8)(12)	S+4.25%	9.71%	10/15/2028	3,980,000	3,917,098	3,986,647	1.80
Windsor Holdings III, LLC (12)	S+4.50%	9.84%	8/1/2030	1,995,000	1,980,625	2,005,593	0.90
Total Chemicals					$8,834,265	$8,989,738	4.05%

Commercial Services & Supplies
AVSC Holding Corp.	S+3.00%/.25% PIK	8.96%	3/3/2025	3,971,771	3,866,219	3,881,175	1.75
Brand Industrial Services Inc. (12)	S+5.50%	10.88%	8/1/2030	1,995,000	1,918,230	1,980,756	0.89
Eagle Parent Corp. (12)	S+4.25%	9.64%	4/2/2029	2,977,273	2,945,687	2,943,778	1.33
EnergySolutions, LLC (12)	S+4.00%	9.36%	9/20/2030	997,500	985,417	995,505	0.45
Heritage-Crystal Clean, Inc.	S+5.00%	10.40%	10/17/2030	1,000,000	975,516	1,000,000	0.45
J-O Building Company LLC (5)(12)	S+6.75%	12.14%	5/25/2028	13,883,430	13,691,583	13,866,076	6.26
The Action Environmental Group, Inc. (5)	S+4.50%	9.88%	10/24/2030	869,565	856,763	871,739	0.39
The Action Environmental Group, Inc. (5)(6)	S+4.50%	—	10/24/2030	130,435	(949)	326	0.00
USA Debusk LLC (5)(12)	S+6.50%	11.96%	9/8/2026	3,000,000	2,940,662	2,996,250	1.35
USA Debusk LLC (5)(12)	S+6.50%	11.96%	9/8/2026	9,975,000	9,800,216	9,962,531	4.50
Total Commercial Services & Supplies					$37,979,344	$38,498,136	17.37%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Construction & Engineering
MEI Buyer LLC (5)(12)	S+6.50%	11.86%	6/29/2029	15,183,633	14,751,482	14,752,721	6.66
MEI Buyer LLC (5)(6)(12)	S+6.50%	—	6/29/2029	2,650,602	(23,232)	(26,952)	(0.01)
MEI Buyer LLC (5)(6)(12)	S+6.50%	—	6/29/2029	2,409,639	(33,525)	(48,313)	(0.02)
Total Contruction and Engineering					$14,694,725	$14,677,456	6.63%

Containers, Packaging & Glass
Pretium Packaging, LLC	S+4.60%	9.99%	10/2/2028	1,860,170	1,656,502	1,444,738	0.65
Pretium Packaging, LLC (12)	S+5.00%	10.39%	10/2/2028	498,028	485,969	487,136	0.22
Tank Holding Corp. (5)(12)	S+5.75%	11.21%	3/31/2028	994,950	967,159	950,177	0.43
Tank Holding Corp. (5)(12)	S+6.00%	11.46%	3/31/2028	3,791,852	3,701,274	3,630,698	1.64
Tank Holding Corp. (5)(6)(12)	S+6.00%	11.46%	3/31/2028	1,635,981	530,856	480,337	0.22
Total Containers, Packaging & Glass					$7,341,760	$6,993,086	3.16%

Distributors
American Auto Auction Group, LLC (12)	S+5.00%	10.50%	12/30/2027	1,979,747	1,882,903	1,941,795	0.88
Aramsco, Inc (12)	S+4.75%	10.10%	10/10/2030	2,554,455	2,504,437	2,549,142	1.15
Aramsco, Inc (6)(12)	S+4.75%	—	10/10/2030	445,545	—	(927)	0.00
BCPE Empire Holdings, Inc. (12)	S+4.75%	10.11%	12/11/2028	3,980,000	3,959,431	3,986,965	1.80
PAI Holdco, Inc. (12)	S+3.75%	9.39%	10/28/2027	1,488,520	1,420,416	1,385,261	0.63
Total Distributors					$9,767,187	$9,862,236	4.46%

Diversified Consumer Services
AMCP Clean Acquisition Company, LLC	S+4.40%	9.79%	6/16/2025	2,769,264	2,635,484	2,592,142	1.17
Spring Education Group, Inc. (12)	S+4.50%	9.85%	10/4/2030	4,000,000	3,950,776	4,009,000	1.81
Total Diversified Consumer Services					$6,586,260	$6,601,142	2.98%

Electric Utilities
Cricket Valley Energy Center (5)(7)(12)	S+3.90%	9.25%	6/30/2025	2,966,340	2,729,032	2,765,074	1.25
Generation Bridge Northeast, LLC (12)	S+4.25%	9.61%	8/22/2029	2,937,057	2,908,829	2,945,633	1.33
Lackawanna Energy Center LLC (12)	S+5.00%	10.36%	8/3/2029	4,100,181	3,983,506	4,045,525	1.83
Lackawanna Energy Center LLC (12)	S+5.00%	10.36%	8/6/2029	889,518	864,204	877,660	0.40
Potomac Energy Center, LLC (5)	S+6.00%	11.61%	11/12/2026	12,513,956	11,764,326	11,811,458	5.33
St. Joseph Energy Center, LLC (5)(12)	S+4.25%	9.71%	10/5/2028	2,966,613	2,881,518	2,914,697	1.32
Total Electric Utilities					$25,131,415	$25,360,047	11.46%

Electronic Equipment, Instruments & Components
TGG TS Acquisition Company (12)	S+6.50%	11.97%	12/14/2025	1,163,697	1,162,703	1,114,240	0.50
Total Electronic Equipment, Instruments & Components					$1,162,703	$1,114,240	0.50%

Energy Equipment & Services
Epic Crude Services, LP (12)	S+5.00%	10.93%	3/2/2026	4,976,857	4,800,437	4,951,973	2.23
Total Energy Equipment & Services					$4,800,437	$4,951,973	2.23%

Gas Utilities
Parkway Generation, LLC	S+4.75%	10.39%	2/18/2029	991,093	961,834	951,271	0.43
Total Gas Utilities					$961,834	$951,271	0.43%

Ground Transportation
Carriage Purchaser, Inc. (12)	S+4.25%	9.72%	10/2/2028	1,489,828	1,464,945	1,459,108	0.66
Odyssey Logistics & Technology Corporation (12)	S+4.50%	9.86%	10/12/2027	997,500	979,241	987,944	0.45
Total Ground Transportation					$2,444,186	$2,447,052	1.11%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Health Care Equipment & Supplies
NMN Holdings III Corp. (5)	S+3.50%	8.97%	11/13/2025	3,141,804	2,916,393	3,086,823	1.39
Total Health Care Equipment & Supplies					$2,916,393	$3,086,823	1.39%

Health Care Providers & Services
Charlotte Buyer, Inc. (12)	S+5.25%	10.61%	2/11/2028	2,458,778	2,398,398	2,466,622	1.11
Heartland Dental, LLC (12)	S+5.00%	10.36%	4/28/2028	2,560,524	2,475,494	2,551,332	1.15
Help At Home, Inc.	S+5.00%	10.46%	10/29/2027	992,349	979,161	981,810	0.44
Imagefirst Holdings, LLC (12)	S+5.00%	10.72%	4/27/2028	3,316,667	3,242,402	3,300,083	1.49
Imagefirst Holdings, LLC (6)(12)	S+5.00%	—	4/27/2028	666,667	(14,593)	(3,333)	0.00
Pediatric Associates Holding Company, LLC (12)	S+4.50%	9.97%	12/29/2028	995,000	958,313	960,175	0.43
PetVet Care Centers, LLC (5)(12)	S+6.00%	11.36%	11/15/2030	13,559,139	13,291,418	13,291,418	6.00
PetVet Care Centers, LLC (5)(6)(12)	S+6.00%	—	11/15/2029	1,768,583	(34,430)	(34,430)	(0.02)
PetVet Care Centers, LLC (5)(6)(12)	S+6.00%	—	11/15/2030	1,768,583	(17,354)	(17,354)	(0.01)
Southern Veterinary Partners, LLC (12)	S+4.00%	9.47%	10/5/2027	1,492,308	1,485,297	1,485,965	0.67
Team Services Group (12)	S+5.00%	10.88%	12/20/2027	988,579	971,239	979,316	0.44
Total Health Care Providers & Services					$25,735,345	$25,961,604	11.70%

Health Care Technology
Covetrus, Inc. (12)	S+5.00%	10.35%	10/13/2029	994,987	987,788	993,127	0.45
Total Health Care Technology					$987,788	$993,127	0.45%

Hotels, Restaurants & Leisure
Fertitta Entertainment, LLC (12)	S+4.00%	9.36%	1/27/2029	992,424	976,722	992,216	0.45
Ranger Holdco Spe LLC (5)	15.00% PIK	15.00%	8/8/2028	17,775,581	16,498,048	19,050,076	8.60
Total Hotels, Restaurants & Leisure					$17,474,770	$20,042,292	9.05%

Household Products
American Greetings Corporation (12)	S+6.00%	11.35%	4/6/2028	1,481,269	1,457,513	1,483,743	0.67
Journey Personal Care Corp. (7)	S+4.25%	9.72%	3/1/2028	5,006,986	4,649,291	4,927,725	2.22
Kronos Acquisition Holdings Inc. (12)	S+6.00%	11.54%	12/22/2026	2,608,832	2,573,424	2,610,476	1.18
Staples, Inc.	L+4.50%	9.96%	9/12/2024	997,389	993,762	996,142	0.45
Staples, Inc. (12)	L+5.00%	10.46%	4/16/2026	994,792	948,840	939,700	0.42
Wellness Merger Sub, Inc. (12)	S+6.00%	11.61%	6/30/2026	3,925,000	3,726,426	3,840,769	1.73
Total Household Products					$14,349,256	$14,798,555	6.67%

Independent Power and Renewable Electricity Producers
Invenergy Thermal Operating I LLC (12)	S+4.50%	9.92%	8/14/2029	2,807,143	2,752,178	2,803,634	1.27
Total Independent Power and Renewable Electricity Producers					$2,752,178	$2,803,634	1.27%

Insurance
Acrisure, LLC (12)	S+4.50%	9.89%	11/6/2030	4,979,950	4,895,009	4,984,083	2.25
Amynta Agency Borrower Inc. (12)	S+4.25%	9.61%	2/28/2028	3,980,025	3,872,922	3,979,468	1.80
RSC Acquisition, Inc. (5)	S+6.00%	11.35%	11/1/2029	250,000	246,576	247,500	0.11
RSC Acquisition, Inc. (5)(6)	S+6.00%	11.39%	11/1/2029	1,750,000	88,311	93,928	0.04
Ryan, LLC	S+4.50%	9.86%	11/14/2030	1,809,524	1,773,798	1,813,487	0.82
Ryan, LLC (6)	S+4.50%	—	11/14/2030	190,476	—	417	0.00
Total Insurance					$10,876,616	$11,118,883	5.02%
The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
IT Services
Endure Digital Inc. (12)	S+3.50%	9.42%	2/10/2028	989,848	907,221	966,032	0.44
Neptune Bidco US Inc. (12)	S+5.00%	10.51%	4/11/2029	5,273,500	4,876,118	4,805,477	2.17
Nielsen Consumer Inc. (8)(12)	S+6.25%	11.61%	3/6/2028	3,980,000	3,576,958	3,887,465	1.75
Physician Partners LLC (12)	S+4.00%	9.53%	12/26/2028	992,424	942,802	935,360	0.42
TouchTunes Interactive Networks, Inc. (12)	S+5.00%	10.35%	4/2/2029	2,230,496	2,228,284	2,208,748	1.00
Total IT Services					$12,531,383	$12,803,082	5.78%

Leisure Products
Varsity Brands, Inc. (12)	S+5.00%	10.47%	12/15/2026	1,982,481	1,894,763	1,968,445	0.89
Total Leisure Products					$1,894,763	$1,968,445	0.89%

Machinery
Arcline FM Holdings, LLC (12)	S+4.75%	10.36%	6/23/2028	3,608,118	3,493,046	3,601,371	1.63
Arcline FM Holdings, LLC (5)	S+5.25%	10.86%	6/23/2028	997,500	977,937	997,500	0.45
Crosby US Acquisition Corp. (8)(12)	S+4.75%	10.21%	6/26/2026	618,262	605,879	618,522	0.28
DS Parent Inc. (7)	S+5.50%	10.81%	12/13/2030	3,000,000	2,850,000	2,857,500	1.29
Gloves Buyer, Inc. (5)(12)	S+5.00%	10.47%	12/29/2027	1,995,000	1,923,179	1,960,088	0.88
LSF12 Badger Bidco LLC (12)	S+6.00%	11.36%	8/30/2030	3,000,000	2,934,606	2,985,000	1.35
Total Machinery					$12,784,647	$13,019,981	5.88%

Metals & Mining
Arsenal AIC Parent LLC (12)	S+4.50%	9.86%	8/18/2030	2,992,500	2,963,608	3,000,909	1.35
Total Metals & Mining					$2,963,608	$3,000,909	1.35%

Personal Care Products
KDC/one Development Corporation, Inc. (9)(12)	S+5.00%	10.36%	8/15/2028	4,000,000	3,885,951	3,954,000	1.78
Total Personal Care Products					$3,885,951	$3,954,000	1.78%

Professional Services
GeoStabilization International, LLC (12)	S+5.25%	10.80%	12/19/2028	2,000,000	1,980,493	1,985,000	0.90
Mckissock Investment Holdings LLC	S+5.00%	10.38%	3/12/2029	2,500,000	2,438,535	2,492,700	1.12
Sales Performance International, LLC (5)(12)	S+6.50%	11.88%	8/24/2028	16,884,848	16,554,921	16,554,921	7.47
Sales Performance International, LLC (5)(6)(12)	S+6.50%	11.69%	8/24/2028	3,030,303	1,274,596	1,274,596	0.58
Total Professional Services					$22,248,545	$22,307,217	10.07%

Software
AQA Acquisition Holding, Inc. (12)	S+4.25%	9.89%	3/3/2028	865,941	854,327	863,992	0.39
DTI Holdco, Inc. (12)	S+4.75%	10.13%	4/26/2029	1,484,962	1,435,033	1,465,346	0.66
Particle Investments S.a.r.l. (8)(10)	L+5.25%	10.72%	5/24/2027	989,080	983,761	984,135	0.44
Renaissance Holding Corp. (12)	S+4.75%	10.11%	4/5/2030	4,920,617	4,796,646	4,932,230	2.23
Simon & Schuster Inc.	S+4.00%	9.39%	10/30/2030	2,000,000	1,987,774	2,005,000	0.90
Ultimate Software Group Inc. (12)	S+4.50%	9.99%	5/4/2026	1,990,000	1,948,747	1,994,975	0.90
Total Software					$12,006,288	$12,245,678	5.52%

Textiles, Apparel & Luxury Goods
Champ Acquisition Corporation (12)	S+5.50%	11.11%	12/19/2025	1,481,690	1,481,690	1,485,395	0.67
IBG Borrower LLC (5)(12)	S+6.00%	11.50%	8/22/2029	9,937,500	9,839,190	9,839,190	4.44
Total Textiles, Apparel & Luxury Goods					$11,320,880	$11,324,585	5.11%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
DXP Enterprises, Inc. (5)(12)	S+4.75%	10.29%	10/11/2030	1,995,000	1,965,563	1,999,988	0.90
FCG Acquisitions Inc. (12)	S+4.75%	10.11%	3/31/2028	1,636,067	1,602,979	1,631,813	0.74
Lincoln Metal Shop, Inc. (5)(12)	S+6.00%	11.51%	6/7/2027	23,171,389	22,764,069	23,142,424	10.44
Patriot Container Corp. (12)	S+3.75%	9.21%	3/20/2025	2,973,712	2,821,296	2,842,988	1.28
RelaDyne Inc. (12)	S+4.25%	9.61%	12/22/2028	1,984,848	1,919,948	1,973,694	0.89
RelaDyne Inc. (12)	S+5.00%	10.36%	12/22/2028	1,990,000	1,899,814	1,985,025	0.90
Total Trading Companies & Distributors					$32,973,669	$33,575,932	15.15%

Total First and Second Lien Debt					$330,431,006	$336,818,564	151.98%

Total Investments—non-controlled/non- affiliated					$345,223,315	$352,378,520	159.00%

Total Investments Portfolio					$345,223,315	$352,378,520	159.00%

Cash Equivalents
State Street Institutional Money Market Fund (10)					69,473,744	69,473,744	31.35
Total Cash Equivalents					$69,473,744	$69,473,744	31.35%
Total Portfolio Investments and Cash Equivalents					$414,697,059	$421,852,264	190.35%
Liabilities in excess of Other Assets						$(200,236,344)	(90.35)%
Net Assets						$221,615,920	100.00%

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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 6, Commitments and Contingencies, for details.
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
(12)
Investment is pledged as collateral for the Secured Credit Facility. See Note 5, Borrowings, for details.

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

Note 2. Significant Accounting Policies

Industry Reclassification

During the quarter ended March 31, 2024, the Company changed the investment industry classification from those provided by Moody's to those provided by S&P. The Consolidated Schedule of Investments as of December 31, 2023, as well as the industry composition of investments based on fair value as of December 31, 2023 disclosed in Note 4 - Investments and Fair Value Measurements, have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the period ended March 31, 2024.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2024 and December 31, 2023, we had $56,233,451 and $47,844,154 of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the statements of assets and liabilities. This is further discussed in Note 5.

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

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis. Interest income includes the accretion of discounts and amortizations of premiums. The amortized cost of debt investments represents the original cost, including fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the three months ended March 31, 2024 and March 31, 2023, the Advisor and its affiliates incurred organization and offering costs of $0 and $328,240, respectively, on behalf of the Company. As of March 31, 2024, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities.

Income Taxes

The Company intends to elect to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. Rather, any tax liability related to income earned and distributed would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. The Company did not record any tax provision in the current period. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must timely distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the three months ended March 31, 2024, and March 31, 2023 the management fee was $716,752 and $211,049, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the three months ended March 31, 2024, and March 31, 2023, respectively. For the three months ended March 31, 2024 and March 31, 2023, the management fee, net of waiver was $716,752 and $82,909, respectively.

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

For the three months ended March 31, 2024 and March 31, 2023, income-based incentive fees were $692,650 and $0, respectively.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Investment Management Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three months ended March 31, 2024 and March 31, 2023, the Company accrued capital gains incentive fees of $1,122,040 and $0, respectively, of which none was currently payable on such date under the Advisory Agreement.

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

For the three months ended March 31, 2024 and March 31, 2023, the Advisor provided $651,775 and $0 of expense support, respectively.

The Company did not have any obligation to make a Reimbursement Payment as of March 31, 2024 or March 31, 2023 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $3,547,587.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$365,232,534	$369,192,302	91.23%	$313,932,958	$317,768,488	90.18%
Second lien debt	17,293,298	19,803,414	4.89%	16,498,048	19,050,076	5.41%
Equity	14,792,309	15,715,487	3.88%	14,792,309	15,559,956	4.41%
Total investments	$397,318,141	$404,711,203	100.00%	$345,223,315	$352,378,520	100.00%

The industry composition of investments based on fair value as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Commercial Services & Supplies	13.02%	15.33%
Trading Companies & Distributors	8.27	9.52
Electrical Equipment	8.15	—
Oil, Gas & Consumable Fuels	7.91	—
Construction & Engineering	7.57	4.17
Health Care Providers & Services	7.36	7.37
Professional Services	5.67	6.33
Hotels, Restaurants & Leisure	4.89	5.69
Aerospace & Defense	4.84	—
Machinery	3.79	3.69
IT Services	2.90	3.63
Textiles, Apparel & Luxury Goods	2.79	3.21
Building Products	2.52	1.06
Electric Utilities	2.39	7.20
Energy Equipment & Services	—	1.41
Independent Power and Renewable Electricity Producers	—	0.80
Electronic Equipment, Instruments & Components	—	0.32
Insurance	2.39	3.16
Distributors	2.10	2.80
Household Products	1.96	4.20
Chemicals	1.61	2.55
Automobile Components	1.42	1.62
Containers & Packaging	1.34	1.98
Diversified Consumer Services	1.23	1.87
Automobiles	—	1.20
Air Freight & Logistics	1.20	1.36
Personal Care Products	0.99	1.12
Metals & Mining	0.74	0.85
Biotechnology	0.74	1.40
Software	0.58	3.48
Leisure Products	0.49	0.56
Health Care Equipment & Supplies	0.40	0.88
Ground Transportation	0.25	0.69
Health Care Technology	0.25	0.28
Gas Utilities	0.24	0.27
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024				December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$393,427,380	$400,706,843	99.01%	169.24%	$340,353,603	$347,440,385	98.60%	156.78%
Canada	3,890,761	4,004,360	0.99%	1.69%	3,885,951	3,954,000	1.12%	1.78%
Luxembourg	—	—	—	—	983,761	984,135	0.28%	0.44%
Total	$397,318,141	$404,711,203	100.00%	170.93%	$345,223,315	$352,378,520	100.00%	159.00%

The following table presents the fair value hierarchy of the Company’s investment portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$153,252,802	$215,939,500	$369,192,302
Second Lien Debt	—	—	19,803,414	19,803,414
Subtotal	$—	$153,252,802	$235,742,914	$388,995,716
Investment measured at net asset value(1)				15,715,487
Total investments				$404,711,203

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$179,350,279	$138,418,209	$317,768,488
Second Lien Debt	—	—	19,050,076	19,050,076
Subtotal	$—	$179,350,279	$157,468,285	$336,818,564
Investment measured at net asset value(1)				15,559,956
Total investments				$352,378,520

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024 and March 31, 2023, respectively:

	First Lien Debt	Second Lien Debt	Total
Balance as of December 31, 2023	$138,418,209	$19,050,076	$157,468,285
Purchases of investments	92,224,386	—	92,224,386
Proceeds from principal pre-payments and sales of investments	(1,505,724)	—	(1,505,724)
Payment-in-kind	301,018	681,397	982,415
Net accretion of discount on investments	402,040	113,852	515,892
Net realized gain (loss)	(33,566)	—	(33,566)
Net change in unrealized appreciation/(depreciation)	287,980	(41,911)	246,069
Transfers into Level 3	960,175	—	960,175
Transfers out of Level 3	(15,115,018)	—	(15,115,018)
Balance as of March 31, 2024	$215,939,500	$19,803,414	$235,742,914

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$287,980	$(41,911)	$246,069

	First Lien Debt	Second Lien Debt	Total
Balance as of February 1, 2023 (commencement of operations)	$—	$—	$—
Purchases of investments	—	—	—
Proceeds from principal pre-payments and sales of investments	—	—	—
Payment-in-kind	—	—	—
Net accretion of discount on investments	—	—	—
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation/(depreciation)	—	—	—
Transfers into Level 3		—	—
Transfers out of Level 3	—	—	—
Balance as of March 31, 2023	$—	$—	$—

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$—	$—	$—

Level 2 investments are valued using prices obtained from pricing services. The Company had $(14,154,843) and $0 transfers between levels on a net basis during the three months ended March 31, 2024 and the period from February 1, 2023 (commencement of operations) to March 31, 2023, respectively.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of March 31, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value as of March 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Second Lien Debt	$19,803,414	Discounted cash flow	Discount rate	15.50%	15.50%
First Lien Debt	191,311,357	Discounted cash flow	Discount rate	10.15% - 15.00%	11.81%
	8,576,621	Market quotations	Broker quoted price	86.00 - 100.50	98.35
	16,051,522	Transactional Value (1)	N/A	N/A	N/A
	$235,742,914

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio companies since the transaction date.
(2)
Unobservable inputs were weighted by the relative fair value of investments.

Investment Type	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Second Lien Debt	$19,050,076	Discounted cash flow	Discount rate	15.50%	15.50%
First Lien Debt	79,221,269	Discounted cash flow	Discount rate	9.86% - 13.44%	10.95%
	18,288,599	Market quotations	Broker quoted price	95.75 - 100.50	98.35
	40,908,341	Transactional Value(1)	N/A	N/A	N/A
	$157,468,285
(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio companies since the transaction date.
(2)
Unobservable inputs were weighted by the relative fair value of investments.

Note 5. Borrowing

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of March 31, 2024 is $300 million, which can be drawn in U.S. dollars subject to certain conditions. The maturity date of the Secured Credit Facility is May 1, 2028.

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) if the percentage of loans that are broadly syndicated loans (“BSL”) is 60% or higher on each day during such interest period, 3.25%, (ii) if the percentage of loans that are BSL is less than 60% during any day during such interest period but higher than 30% on each day during such interest period, 3.35% and (iii) in relation to either (A) any period in the 18 months following the closing of the Secured Credit Facility during which the percentage of loans that are BSL is less than 30% on any day during such interest period or (B) any interest period that occurs more than 18 months following the closing of the Secured Credit Facility, 3.50%. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). On November 14, 2023, the Periods and Target Utilization Percentages set forth in the Minimum Utilization Payment Table in the Secured Credit Facility were amended. Such amendments were not material to the Company’s financial statements. As of March 31, 2024, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of March 31, 2024, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $255,000,000 on the consolidated statement of assets and liabilities as of March 31, 2024 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following table summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Average Debt Outstanding	$222,112,038	$—
Effective Interest Rate	9.88%	—
Weighted Average Interest Rate (1)	8.80%	—

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees or the amortization of deferred financing costs.

For the three months ended March 31, 2024, the components of interest expense related to the Secured Credit Facility were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Borrowing interest expense	$4,872,781	$—
Minimum utilization fee	261,056	—
Non-utilization fees	166,736	—
Amortization of deferred financing costs	171,595	—
Total interest and debt financing expense	$5,472,168	$—

Note 6: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of March 31, 2024, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$12,917,647	$8,336,031
Unfunded revolver obligations	8,557,078	6,067,963
Total Unfunded	$21,474,725	$14,403,994

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at March 31, 2024 and December 31, 2023, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of March 31, 2024
The Action Environmental Group, Inc.	Delayed Draw Term Loan	10/24/2030	130,435	-
Aramsco, Inc.	Delayed Draw Term Loan	10/10/2030	445,545	744
Imagefirst Holdings, LLC	Delayed Draw Term Loan	4/27/2028	666,667	(1,667)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	1,834,862	(13,310)
BP Loenbro Holdings Inc	Revolver	2/1/2029	1,834,862	(26,619)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	2,409,639	(65,422)
MEI Buyer LLC	Revolver	6/29/2029	2,650,602	(71,964)
PetVet Care Centers, LLC	Delayed Draw Term Loan	11/15/2029	1,768,583	(34,487)
PetVet Care Centers, LLC	Revolver	11/15/2030	1,768,583	(34,222)
Sales Performance International, LLC	Revolver	8/24/2028	2,303,030	(43,067)
RSC Acquisition, Inc.	Delayed Draw Term Loan	11/1/2029	1,117,143	5,586
Ryan, LLC	Delayed Draw Term Loan	11/14/2030	190,476	835
Tank Holding Corp	Delayed Draw Term Loan	3/31/2028	900,548	(14,589)
Voltagrid LLC	Delayed Draw Term Loan	9/1/2025	3,453,750	(132,451)
Total Unfunded Balances			$21,474,725	$(430,633)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2023
Aramsco, Inc.	Delayed Draw Term Loan	10/10/2030	445,545	(927)
Imagefirst Holdings, LLC	Delayed Draw Term Loan	4/27/2028	666,667	(3,333)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	2,409,639	(48,313)
MEI Buyer LLC	Revolver	6/29/2029	2,602,410	(73,778)
PetVet Care Centers, LLC	Delayed Draw Term Loan	11/15/2029	1,768,583	(17,354)
PetVet Care Centers, LLC	Revolver	11/15/2030	1,768,583	(34,430)
RSC Acquisition Inc	Delayed Draw Term Loan	11/1/2029	1,638,571	(16,386)
Ryan LLC	Delayed Draw Term Loan	11/14/2030	190,476	417
Sales Performance International, LLC	Revolver	8/24/2028	1,696,970	(32,893)
Tank Holding Corp	Delayed Draw Term Loan	3/31/2028	1,086,115	(46,160)
The Action Environmental Group	Delayed Draw Term Loan	10/24/2030	130,435	326
Total Unfunded Balances			$14,403,994	$(272,831)

Note 7. Net Assets

Subscriptions

The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We offer on a continuous basis our Common Shares (the “Private Offering”), pursuant to the terms set forth in the Company’s Confidential Private Placement Memorandum and subscription agreements that we enter into with investors in connection with the Private Offering (each, a “Subscription Agreement”). Although the Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as amended (the “Securities Act”) only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, there can be no assurance that we will not need to suspend our continuous offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

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

For the three months ended March 31, 2023 and March 31, 2024, related parties purchased 326,554 Common Shares of the Company for aggregate proceeds of $6,750,000 and 40,100 Common Shares of the Company for aggregate proceeds of $802,000, respectively.

The following tables summarizes the total Common Shares issued and proceeds received during the three months ended March 31, 2024 and March 31, 2023, respectively:

Date of Closing	Common Shares Issued	NAV per Common Share	Subscription Price Per Common Share	Proceeds Received
January 1, 2024	94,983	$20.53	$20.53	$1,950,000
February 1, 2024	241,313	$20.72	$20.72	$5,000,000
March 1, 2024	10,206	$20.87	$20.87	$213,000
Totals	346,502			$7,163,000

Date of Closing	Common Shares Issued	NAV per Common Share	Subscription Price Per Common Share	Proceeds Received
February 1, 2023	4,037,850	$20.00	$20.00	$80,757,000
March 1, 2023	50,251	$19.80	$19.90	$1,000,000
March 31, 2023	6,314,992	$19.78	$19.81	$125,100,000
	10,403,093			$206,857,000

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

On February 29, 2024, the Company commenced its quarterly tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of December 31, 2023 (539,263 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on March 29, 2024 and not withdrawn. No shareholders tendered by the deadline.

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

The following table summarizes the distributions paid and Common Shares issued pursuant to the DRP for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$12,454,197		$7,764,317

Of the total distributions paid during the three months ended March 31, 2024, $4,689,880 was distributed in cash, of which $2,353,352 was payable as of December 31, 2023.

There were no distributions declared for the three months ended March 31, 2023.

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

For the three months ended March 31, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the three months ended March 31, 2024:

	Per Share	Amount
Net investment income	0.47	$5,359,196
Net realized gains	0.09	1,046,710
Distributions in excess of net investment income	0.00	8,541
Total	0.56	$6,414,447

Note 8. Financial Highlights

The following are financial highlights for the three months ended March 31, 2024 and March 31, 2023, respectively:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Per Share Data:
Net asset value, beginning of period	$20.55	$20.00
Results of operations:
Net investment income (loss)(1)	0.47	(0.00)	(3)
Net unrealized and realized gain (loss)(2)	0.13	(0.20)
Net increase (decrease) in net assets resulting from operations	0.60	(0.20)
Distribution declared (4)	(0.57)	—
Total increase (decrease) in net assets	0.03	(0.20)
Net asset value, end of period	$20.58	$19.80
Total return based on NAV (5)	2.92%	(1.00)%
Shares outstanding, end of period	11,506,727	10,403,594

Ratios and supplemental data:
Net assets, end of period	$236,772,553	$205,997,606
Weighted-average net assets	233,893,490	54,675,485
Weighted-average shares outstanding	11,288,960	2,735,010
Ratio of net expenses to average net assets (6)	13.87%	9.53%
Ratio of net expenses before voluntary waivers to average net assets	13.87%	9.76%
Ratio of net investment income to average net assets (6)	8.68%	0.35%
Portfolio turnover	17.09%	0.29%
Asset Coverage Ratio (7)	192.85%	—

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
Rounds to less than (0.01)
(4)
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

On April 5, 2024, Kennedy Lewis Management accepted a $200,000,000 aggregate capital commitment from California State Teachers' Retirement System into a newly formed feeder fund that will invest substantially all its investible assets in the Company.

On May 13, 2024, the Board of Trustees declared a distribution of $0.58 per share for the second quarter of 2024, payable on June 26, 2024 to shareholders of record on May 13, 2024.

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

Financial and Operating Highlights

At March 31, 2024
Investment Portfolio	$404,711,203
Net assets	$236,772,553
Debt	$255,000,000
Net asset value per share	$20.58

At March 31, 2023
Investment Portfolio	$93,651,260
Net assets	$205,997,606
Debt	$—
Net asset value per share	$19.80

Portfolio Activity for the Three Months Ended March 31, 2024
Purchases during the period	$113,795,687
Sales and principal repayments during the period	$64,945,786
Net investments during the period	$48,849,901
Number of portfolio companies at end of period	81
Weighted average contractual interest rate of investment commitments based on par	11.00%

Portfolio Activity for the Three Months Ended March 31, 2023
Purchases during the period	$118,966,883
Sales and principal repayments during the period	$24,482,869
Net investments during the period	$94,484,014
Number of portfolio companies at end of period	50
Weighted average contractual interest rate of investment commitments based on par	9.42%

Portfolio and Investment Activity

As of March 31, 2024 and March 31, 2023, our investments consisted of the following:

	March 31, 2024 Fair Value	Percentage of Total Investments at Fair Value	March 31, 2023 Fair Value	Percentage of Total Investments at Fair Value
First Lien	$369,192,302	91.23%	$93,651,260	100.00%
Second Lien	19,803,414	4.89%	—	—
Equity	15,715,487	3.88%	—	—
Total	$404,711,203	100.00%	$93,651,260	100.00%

As of the three months ended March 31, 2024 and March 31, 2023, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2024 and March 31, 2023, were as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Total investment income	$13,112,606	$982,483
Less: Net expenses	7,753,410	994,198
Net investment income (loss)	5,359,196	(11,715)
Net realized gains (losses)	1,046,710	113,400
Net change in unrealized appreciation (depreciation)	237,857	(971,079)
Net increase (decrease) in net assets resulting from operations	$6,643,763	$(869,394)
Net investment income (loss) per share	$0.47	$(0.00)	(1)
Net increase (decrease) in net assets resulting from operations per share	$0.58	$(0.08)

Investment Income

The composition of our investment income for three months ended March 31, 2024 and March 31, 2023 were as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Interest income	$12,589,528	$905,441
Dividend income	467,467	—
Fee income	55,611	77,042
Total investment income	$13,112,606	$982,483

(1) Less than (0.01)

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Interest and debt fee expense	$5,300,574	$—
Management fees	716,752	211,049
Income incentive fee	692,650	—
Capital gain incentive fees	141,129	—
Professional fees	600,151	412,744
Amortization of continuous offering costs	299,856	90,647
Administrative services expense	266,874	134,425
Deferred financing expense	171,594	—
Directors’ fees and expenses	100,000	66,667
Organization costs	—	185,534
Other expenses	115,605	21,272
Total expenses	8,405,185	1,122,338
Expense waiver	(651,775)	—
Management fee waiver	—	(128,140)
Net expenses	$7,753,410	$994,198

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2024 and March 31, 2023 were as follows.

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net realized gains (losses)	$1,046,710	$113,400
Net change in unrealized gains (losses) on investments	237,857	(971,079)
Net realized and unrealized gains (losses)	$1,284,567	$(857,679)

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2024, we had $255 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 192.85%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Sale of Unregistered Securities

The following tables shows the issuances of Common Shares, which were made pursuant to Subscription Agreements entered into with participating investors during the three months ended March 31, 2024 and March 31, 2023:

Date of Issuance	Common Shares Issued	Subscription Price per Common Share	Aggregate Consideration
January 1, 2024	94,983	20.53	1,950,000
February 1, 2024	241,313	20.72	5,000,000
March 1, 2024	10,206	20.87	213,000
	346,502		$7,163,000

February 1, 2023	4,037,850	20.00	80,757,000
March 1, 2023	50,251	19.90	1,000,000
March 31, 2023	6,314,992	19.81	125,100,000
	10,403,093		$206,857,000

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

On March 26, 2024, we declared a distribution of $0.57 per share, paid on March 28, 2024 to shareholders of record as of March 26, 2024.

Taxation as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that we distribute as dividends for U.S. federal income tax purposes to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must timely distribute to our shareholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which includes, among other items, dividends, interest and the excess of any net short-term capital gains over net long-term capital losses and other taxable income other than any net capital gain reduced by deductible expenses.

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

For the three months ended March 31, 2024 and March 31, 2023, the management fee was $716,752 and $211,049, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the three months ended March 31, 2024 and March 31, 2023, respectively. For the three months ended March 31, 2024 and March 31, 2023, the management fee, net of waivers was $716,752 and $82,909, respectively. For the three months ended March 31, 2024 and March 31, 2023, income-based incentive fees was $692,650 and $0, respectively. For the three months ended March 31, 2024 and March 31, 2023, the Company accrued capital gains incentive fees of $1,122,040 and $0, respectively, of which none was payable on such date under the Advisory Agreement.

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

As of March 31, 2024, the total expense support provided by the Advisor since inception was $3,547,587.

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of March 31, 2024. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2024 and March 31, 2023, we had $12,917,647 and $500,000 in unfunded delayed draw term loan commitments and $8,557,078 and $0 in unfunded revolver commitments, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR and LIBOR, may fluctuate over time. As of March 31, 2024, 86.39% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of March 31, 2024 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$10,567,952	$7,650,000	$2,917,952
Up 200 basis points	7,045,301	5,100,000	1,945,301
Up 100 basis points	3,522,651	2,550,000	972,651
Down 100 basis points	(3,522,651)	(2,550,000)	(972,651)
Down 200 basis points	(7,045,301)	(5,100,000)	(1,945,301)
Down 300 basis points	(10,567,952)	(7,650,000)	(2,917,952)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2024. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management is not aware of any pending or threatened material litigation.

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

There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Form 10 Registration Statement and in our quarterly report on Form 10-Q for the quarter ended June 30, 2023. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kennedy Lewis Capital Company

Date: May 14, 2024	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: May 14, 2024	By:	/s/ Anthony Pasqua
	Name:	Anthony Pasqua
	Title:	Chief Financial Officer