Form 10-Q
period 2024-06-30
Kennedy Lewis Capital Co
filed 2024-08-13
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 16,514,981 issued and outstanding shares of the issuer’s common stock, $.01 par value per share, on August 13, 2024.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $521,404,138 and $345,223,315 at June 30, 2024 and December 31, 2023, respectively)	$527,636,502	$352,378,520
Cash and cash equivalents	47,916,240	25,181,139
Restricted cash and cash equivalents	51,420,644	47,844,154
Interest and fee receivable from non-controlled/non-affiliated investments	5,488,833	3,241,015
Deferred financing costs (net of $824,031 and $480,842 in amortized expense at June 30, 2024 and December 31, 2023, respectively)	2,621,060	2,964,249
Deferred offering costs (net of $1,150,921 and $851,065 in amortized expense at June 30, 2024 and December 31, 2023, respectively)	976,699	565,386
Receivable for investments sold	8,313,916	4,150,568
Due from Advisor	235,171	810,355
Derivative assets at fair value (Note 5)	11,637	—
Other assets	78,092	45,157
Total assets	$644,698,794	$437,180,543

Liabilities
Credit Facility (Note 5)	255,000,000	195,000,000
Payable for investments purchased	42,805,221	7,489,135
Distribution Payable	—	6,039,749
Interest and credit facility fees payable	3,825,355	3,051,780
Accrued capital gains incentive fee payable	1,053,891	1,090,162
Management fees payable	899,508	690,008
Income incentive fee payable	1,017,122	652,362
Due to Advisor and affiliates	271,256	309,817
Offering costs payable	145,282	216,950
Accrued expenses and other liabilities	1,445,355	1,024,660
Total liabilities	$306,462,990	$215,564,623

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (16,514,981 and 10,785,268 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	165,150	107,853
Additional paid in capital	331,953,181	213,932,059
Distributable earnings (loss)	6,117,473	7,576,008
Total net assets	$338,235,804	$221,615,920
Total liabilities and net assets	$644,698,794	$437,180,543
Net asset value per share	$20.48	$20.55

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,928,451	$4,691,444	$28,517,979	$5,673,927
Dividend income	467,467	—	934,934	—
Fee income	34,392	3,279	90,003	3,279
Total investment income	16,430,310	4,694,723	29,542,916	5,677,206

Expenses:
Interest and debt fee expense	5,703,127	528,514	11,003,701	528,514
Management fees	899,154	655,300	1,615,906	866,349
Income incentive fee	1,017,122	—	1,709,772	—
Capital gain incentive fees	(68,141)	317,514	72,984	317,514
Professional fees	622,133	534,712	1,222,284	947,456
Amortization of continuous offering costs	405,078	155,670	704,934	246,317
Administrative services expense	266,874	216,233	533,748	350,658
Amortization of deferred financing costs	171,595	133,881	343,189	133,881
Directors’ fees and expenses	99,999	100,000	199,998	166,667
Organization costs	—	32,938	—	218,472
Other expenses	131,047	155,469	246,652	176,741
Total expenses	9,247,988	2,830,231	17,653,168	3,952,569
Expenses waived by the Advisor (Note 3)	(235,171)	(691,769)	(886,946)	(691,769)
Management fee waiver	—	—	—	(128,140)
Net expenses	9,012,817	2,138,462	16,766,222	3,132,660
Net investment income	7,417,493	2,556,261	12,776,694	2,544,546

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,150,688)	3,307,416	(912,836)	2,336,337
Derivative instruments (Note 5)	11,637	—	11,637	—
Foreign currency and other transactions	(10,005)	—	(10,005)	—
Net change in unrealized appreciation (depreciation)	(1,149,056)	3,307,416	(911,204)	2,336,337
Realized gain (loss):
Non-controlled/non-affiliated investments	612,080	90,376	1,658,790	203,776
Foreign currency and other transactions	(1,621)	—	(1,621)	—
Net realized gain (loss)	610,459	90,376	1,657,169	203,776
Net realized and unrealized gain (loss)	(538,597)	3,397,792	745,965	2,540,113
Net increase (decrease) in net assets resulting from operations	$6,878,896	$5,954,053	$13,522,659	$5,084,659

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operations:
Net investment income	$7,417,493	$2,556,261	$12,776,694	$2,544,546
Net realized gain (loss)	610,459	90,376	1,657,169	203,776
Net change in unrealized appreciation (depreciation)	(1,149,056)	3,307,416	(911,204)	2,336,337
Net increase (decrease) in net assets resulting from operations	6,878,896	5,954,053	13,522,659	5,084,659

Capital transactions:
Proceeds from shares sold	97,359,157	1,320,000	104,522,157	208,177,000
Distribution of earnings	(8,136,028)	(3,139,941)	(14,550,475)	(3,139,941)
Reinvestments of distributions	5,361,226	3,037,048	13,125,543	3,037,048
Net increase (decrease) from share transactions	94,584,355	1,217,107	103,097,225	208,074,107
Total increase (decrease) in net assets	101,463,251	7,171,160	116,619,884	213,158,766
Net Assets, beginning of period	236,772,553	205,997,606	221,615,920	10,000
Net Assets, end of period	$338,235,804	$213,168,766	$338,235,804	$213,168,766

Capital Share activity:
Shares sold	4,744,273	66,456	5,090,775	10,469,550
Shares issued from the reinvestment of dividends	263,981	155,348	638,938	155,348
Net increase in shares outstanding	5,008,254	221,804	5,729,713	10,624,898

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,522,659	$5,084,659
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments	912,836	(2,336,337)
Net change unrealized (appreciation) depreciation on derivative investments	(11,637)	—
Net change unrealized (appreciation) depreciation on foreign currency and other transactions	10,005	—
Net realized (gain) loss on investments	(1,658,790)	(203,776)
Net realized (gain) loss on foreign currency and other transactions	1,621	—
Payment-in-kind interest capitalized	(2,157,753)	(1,505,341)
Net accretion of discount and amortization of premium	(3,174,036)	(257,263)
Amortization of deferred financing costs	343,189	133,881
Amortization of offering costs	704,934	246,317
Purchases of investments	(304,246,026)	(303,557,803)
Proceeds from sale of investments and principal repayments	135,054,161	54,570,476
Changes in operating assets and liabilities:
Interest receivable	(2,247,818)	(1,616,559)
Deferred offering costs	(1,187,914)	(142,705)
Receivable for investments sold	(4,163,348)	(11,098,829)
Due from Advisor	575,184	(95,207)
Other assets	(32,935)	(42,081)
Payable for investments purchased	35,316,086	40,902,266
Due to Advisor and affiliates	(38,561)	(920,015)
Management fee payable	209,500	655,299
Income incentive fee payable	364,760	—
Capital gains incentive fee payable	(36,271)	317,514
Interest and credit facility fees payable	773,575	528,514
Accrued expenses and other liabilities	420,695	741,466
Net cash provided by (used in) operating activities	(130,745,884)	(218,595,524)

Cash flows from financing activities:
Proceeds from Secured Credit Facility	60,000,000	13,500,000
Deferred financing costs paid	—	(1,195,091)
Dividends paid in cash	(7,464,682)	(102,893)
Proceeds from issuance of common shares	104,522,157	208,177,000
Net cash provided by (used in) financing activities	157,057,475	220,379,016
Net increase (decrease) in cash and cash equivalents	26,311,591	1,783,492
Cash, cash equivalents and restricted cash, beginning of period	73,025,293	10,000
Cash, cash equivalents and restricted cash, end of period	99,336,884	1,793,492

Supplemental information and non-cash activities:
Cash paid for interest	10,230,126	—
Reinvestment of distributions	13,125,543	3,037,048
Accrued but unpaid deferred offering cost	145,282	216,950

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

June 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P. (5)				14,792,309	$14,792,309	$15,871,933	4.70
Total Commercial Services & Supplies					$14,792,309	$15,871,933	4.70%
Total Equity Investments					$14,792,309	$15,871,933	4.70%

First and Second Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)(12)	8.00%/7.00% PIK	15.00%	6/23/2028	20,504,872	20,185,496	19,947,138	5.90
Total Aerospace & Defense					$20,185,496	$19,947,138	5.90%

Air Freight & Logistics
Inmar, Inc. (12)	S+5.50%	10.84%	5/1/2026	2,970,000	2,947,200	2,971,485	0.88
LaserShip, Inc. (12)	S+4.50%	10.10%	5/7/2028	1,000,408	920,289	847,015	0.25
Total Air Freight & Logistics					$3,867,489	$3,818,500	1.13%

Automobile Components
BBB Industries LLC (12)	S+5.25%	10.69%	7/25/2029	3,944,937	3,780,665	3,812,506	1.13
First Brands Group, LLC (7)(12)	S+5.00%	10.59%	3/30/2027	1,980,643	1,927,596	1,965,174	0.58
Power Stop, LLC (7)	S+4.75%	10.20%	1/26/2029	1,994,831	1,975,034	1,943,305	0.57
Total Automobile Components					$7,683,295	$7,720,985	2.28%

Automobiles
Square German BidCo GmbH (5)(8)(10)(12)	EURIBOR+7.50%	11.20%	6/27/2029	17,681,400	17,372,501	17,361,971	5.13
IXS Holdings, Inc.	S+4.25%	9.70%	3/5/2027	2,073,309	2,015,981	2,010,778	0.59
Total Automobiles					$19,388,482	$19,372,749	5.72%

Biotechnology
Star Parent, Inc. (12)	S+3.75%	9.08%	9/27/2030	1,995,000	1,967,535	1,992,047	0.59
Total Biotechnology					$1,967,535	$1,992,047	0.59%

Building Products
Recess Holdings, Inc. (12)	S+4.50%	9.84%	3/29/2027	3,000,000	2,957,067	3,016,260	0.89
Trulite Holding Corp (5)(12)	S+6.00%	11.34%	3/1/2030	1,987,500	1,949,384	1,917,938	0.57
Total Building Products					$4,906,451	$4,934,198	1.46%

Chemicals
Arc Falcon I Inc (7)	S+3.50%	8.94%	9/30/2028	997,446	994,952	993,346	0.29
IRIS Holdings Inc. (7)	S+4.75%	10.18%	6/28/2028	1,994,924	1,905,152	1,877,722	0.56
LSF11 A5 Holdco LLC (5)(8)(12)	S+3.50%	8.96%	10/15/2028	3,959,872	3,902,652	3,949,973	1.17
Total Chemicals					$6,802,756	$6,821,041	2.02%

Commercial Services & Supplies
Ankura Consulting Group, LLC (7)	S+4.25%	9.56%	3/17/2028	1,396,500	1,396,500	1,398,246	0.41
AVSC Holding Corp. (12)	S+3.00%/.25% PIK	8.94%	3/3/2025	3,955,882	3,893,950	3,919,053	1.16
Brand Industrial Services Inc (12)	S+4.50%	9.83%	8/1/2030	1,655,025	1,619,008	1,659,626	0.49
Eagle Parent Corp. (12)	S+4.25%	9.58%	4/2/2029	2,962,121	2,933,066	2,874,857	0.85
Heritage-Crystal Clean, Inc. (12)	S+4.50%	9.83%	10/17/2030	995,000	971,901	995,826	0.29
J-O Building Company LLC (5)(12)	S+6.75%	12.05%	5/25/2028	12,791,860	12,630,804	12,983,738	3.85
The Action Environmental Group, Inc. (5)(6)(7)	S+4.00%	—	10/24/2030	324,000	—	1,620	0.00
The Action Environmental Group, Inc. (5)(7)	S+4.00%	9.33%	10/24/2030	243,000	243,000	244,215	0.07
The Action Environmental Group, Inc. (5)(6)(12)	S+4.00%	0.00%	10/24/2030	130,435	(1,800)	652	0.00
The Action Environmental Group, Inc. (5)(12)	S+4.00%	9.33%	10/24/2030	867,391	855,420	871,728	0.26
Total Commercial Services & Supplies					$24,541,849	$24,949,561	7.38%

The accompanying notes are an integral part of these consolidated financial statements

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Construction & Engineering
BP Loenbro Holdings Inc (5)	S+6.00%	—	2/1/2029	1,834,862	(12,624)	(14,679)	0.00
BP Loenbro Holdings Inc (5)	S+6.00%	—	2/1/2029	1,834,862	983,926	994,495	0.29
BP Loenbro Holdings Inc (5)(12)	S+6.00%	11.43%	2/1/2029	16,228,211	16,000,118	16,098,385	4.76
Brock Holdings III, Inc. (5)(12)	S+6.00%	11.33%	5/2/2030	2,666,667	2,614,453	2,680,000	0.79
Brown & Settle, Inc (5)(7)(12)	S+7.50%	12.84%	4/12/2029	24,630,769	24,213,966	24,214,509	7.16
MEI Buyer LLC (5)(6)	S+5.00%	—	6/29/2029	2,409,639	(30,153)	(63,253)	(0.02)
MEI Buyer LLC (5)(6)	S+5.00%	—	6/29/2029	2,650,602	(66,067)	(69,578)	(0.02)
MEI Buyer LLC (5)(12)	S+5.00%	10.34%	6/29/2029	15,107,524	14,709,801	14,710,196	4.35
Total Construction & Engineering					$58,413,420	$58,550,075	17.31%

Construction Materials
Cornerstone Building Brands, Inc. (12)	S+4.50%	9.83%	5/2/2031	1,500,000	1,492,620	1,487,505	0.44
Total Construction Materials					$1,492,620	$1,487,505	0.44%

Containers, Packaging & Glass
Tank Holding Corp. (12)	S+5.75%	11.19%	3/31/2028	989,899	964,828	970,101	0.29
Tank Holding Corp. (6)(12)	S+6.00%	11.44%	3/31/2028	1,632,297	710,934	703,184	0.21
Tank Holding Corp. (12)	S+6.00%	11.44%	3/31/2028	3,772,749	3,691,015	3,706,726	1.10
Total Containers, Packaging & Glass					$5,366,777	$5,380,011	1.60%

Distributors
American Auto Auction Group, LLC (12)	S+5.00%	10.48%	12/30/2027	1,969,646	1,882,997	1,964,230	0.58
Aramsco, Inc. (6)(12)	S+4.75%	—	10/10/2030	222,772	—	(278)	0.00
Aramsco, Inc. (12)	S+4.75%	10.08%	10/10/2030	1,274,035	1,250,394	1,272,442	0.38
BCPE Empire Holdings, Inc. (12)	S+4.75%	9.34%	12/11/2028	3,970,050	3,951,209	3,968,065	1.17
Total Distributors					$7,084,600	$7,204,459	2.13%

Diversified Consumer Services
AMCP Clean Acquisition Company, LLC (12)	S+5.00%	10.34%	6/15/2028	997,500	983,458	993,759	0.29
Spring Education Group, Inc. (12)	S+4.00%	9.33%	10/4/2030	1,985,013	1,961,885	1,992,039	0.59
Total Diversified Consumer Services					$2,945,343	$2,985,798	0.88%

Electric Utilities
Carroll County Energy, LLC (5)(7)	S+4.00%	9.33%	6/24/2031	2,500,000	2,475,000	2,493,750	0.74
Cricket Valley Energy Center (5)(7)(12)	S+3.90%	9.23%	6/30/2025	12,700,740	11,973,700	11,925,995	3.53
Hamilton Projects Acquiror, LLC	S+3.75%	9.09%	5/22/2031	1,500,000	1,496,281	1,508,040	0.45
Kestrel Acquisition LLC (12)	S+4.25%	9.71%	6/2/2025	1,988,072	1,984,520	1,981,730	0.59
Lackawanna Energy Center LLC (12)	S+5.00%	10.34%	8/3/2029	4,079,577	3,971,250	4,105,074	1.21
Lackawanna Energy Center LLC (12)	S+5.00%	10.34%	8/6/2029	889,518	865,898	895,077	0.26
Oregon Clean Energy, LLC (7)	S+4.00%	9.32%	6/26/2030	5,000,000	4,975,000	5,012,500	1.48
Revere Power, LLC (7)	S+4.25%	9.73%	3/27/2026	3,794,484	3,486,444	3,464,364	1.02
Revere Power, LLC (7)	S+4.25%	9.73%	3/27/2026	333,059	306,022	304,083	0.09
Total Electric Utilities					$31,534,115	$31,690,613	9.37%

Electrical Equipment
Voltagrid LLC (5)(6)	S+6.50%	—	2/28/2029	3,453,750	(53,612)	(104,131)	(0.03)
Voltagrid LLC (5)(12)	S+6.50%	11.93%	2/28/2029	34,364,813	33,058,559	33,328,713	9.85
Total Electrical Equipment					$33,004,947	$33,224,582	9.82%

Energy Equipment & Services
Gravity Water Midstream LLC (5)(12)	S+6.90%	12.23%	4/11/2029	29,183,673	28,617,441	28,600,000	8.46
Total Energy Equipment & Services					$28,617,441	$28,600,000	8.46%

Gas Utilities
Parkway Generation, LLC	S+4.75%	10.34%	2/18/2029	115,960	112,797	115,728	0.03
Parkway Generation, LLC (12)	S+4.75%	10.34%	2/18/2029	870,679	846,898	868,938	0.26
Total Gas Utilities					$959,695	$984,666	0.29%

Ground Transportation
Odyssey Logistics & Technology Corporation (12)	S+4.50%	9.84%	10/12/2027	992,500	976,343	989,810	0.29
Total Ground Transportation					$976,343	$989,810	0.29%

Health Care Equipment & Supplies
NMN Holdings III Corp. (12)	S+3.50%	8.96%	11/13/2025	1,633,866	1,564,631	1,609,358	0.48
Total Health Care Equipment & Supplies					$1,564,631	$1,609,358	0.48%

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2024

(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Health Care Providers & Services
ADMI Corp (7)(12)	S+5.75%	11.09%	12/23/2027	1,990,000	1,990,000	1,999,114	0.59
Bulldog Purchaser Inc. (7)	S+4.25%	9.58%	6/27/2031	3,000,000	2,985,000	3,011,250	0.89
Charlotte Buyer, Inc. (12)	S+5.25%	10.58%	2/11/2028	2,446,360	2,392,231	2,450,813	0.72
Crisis Prevention Institute Inc (12)	S+4.75%	10.08%	4/9/2031	1,583,333	1,575,577	1,584,648	0.47
Heartland Dental, LLC (12)	S+4.50%	9.84%	4/28/2028	3,545,205	3,468,515	3,549,637	1.05
Help At Home, Inc.	S+5.00%	10.45%	10/29/2027	994,916	990,398	996,160	0.29
Help At Home, Inc. (12)	S+5.00%	10.45%	10/29/2027	110,894	109,453	111,032	0.03
Help At Home, Inc. (12)	S+5.00%	10.45%	10/29/2027	876,355	864,994	877,450	0.26
Imagefirst Holdings, LLC (5)(6)(12)	S+4.25%	9.59%	4/27/2028	665,000	651,824	663,338	0.20
Imagefirst Holdings, LLC (5)(12)	S+4.25%	9.58%	4/27/2028	3,300,083	3,233,229	3,291,833	0.97
PetVet Care Centers, LLC (5)(6)	S+6.00%	0.00%	11/15/2030	1,768,583	(16,096)	(33,692)	(0.01)
PetVet Care Centers, LLC (5)(6)	S+6.00%	0.00%	11/15/2029	1,768,583	(31,662)	(33,073)	(0.01)
PetVet Care Centers, LLC (5)(12)	S+6.00%	11.34%	11/15/2030	13,491,343	13,238,038	13,235,682	3.91
Team Services Group (12)	S+5.00%	10.58%	12/20/2027	1,978,355	1,958,340	1,971,767	0.58
Team Services Group, LLC (5)(7)	S+5.25%	10.58%	12/20/2027	2,000,000	1,960,000	1,965,000	0.58
Total Health Care Providers & Services					$35,369,841	$35,640,959	10.52%

Health Care Technology
Covetrus, Inc. (12)	S+5.00%	10.33%	10/13/2029	989,975	983,276	955,148	0.28
Total 'Health Care Technology					$983,276	$955,148	0.28%

Hotels, Restaurants & Leisure
Ranger Holdco Spe LLC (5)	15.00% PIK	15.00%	8/8/2028	19,149,115	18,105,078	20,571,894	6.08
Total Hotels, Restaurants & Leisure					$18,105,078	$20,571,894	6.08%

Household Products
Journey Personal Care Corp. (7)	S+4.25%	9.71%	3/1/2028	2,881,462	2,881,462	2,868,496	0.85
Kronos Acquisition Holdings Inc. (7)(12)	S+6.00%	11.49%	12/22/2026	2,595,521	2,565,364	2,595,521	0.77
Staples, Inc.	S+5.75%	11.08%	9/4/2029	5,000,000	4,802,302	4,567,500	1.35
Staples, Inc. (7)	S+5.00%	10.44%	4/16/2026	3,900,000	3,885,375	3,862,326	1.14
Total Household Products					$14,134,503	$13,893,843	4.11%

Independent Power and Renewable Electricity Producers
OSAKA Gas Michigan Power, LLC (5)(12)	S+6.00%	11.83%	10/31/2030	26,160,634	24,992,880	24,983,406	7.39
Total 'Independent Power and Renewable Electricity Producers					$24,992,880	$24,983,406	7.39%

Insurance
RSC Acquisition, Inc. (5)(12)	S+6.00%	11.07%	11/1/2029	376,177	371,333	373,355	0.11
RSC Acquisition, Inc. (5)(6)(12)	S+6.00%	11.07%	11/1/2029	1,616,429	1,302,295	1,317,877	0.39
Ryan, LLC (6)(12)	S+4.50%	0.00%	11/14/2030	190,476	—	524	0.00
Total Insurance					$1,673,628	$1,691,756	0.50%

IT Services
Indy US Bidco, LLC (7)	S+6.25%	11.59%	3/6/2028	4,000,000	3,990,000	3,998,320	1.18
Neptune Bidco US Inc. (12)	S+5.00%	10.41%	4/11/2029	5,247,000	4,879,432	4,929,976	1.46
Physician Partners LLC	S+4.00%	9.56%	12/26/2028	987,374	941,908	706,249	0.21
Total IT Services					$9,811,340	$9,634,545	2.85%

Leisure Products
Varsity Brands, Inc. (12)	S+5.00%	10.46%	12/15/2026	1,972,469	1,897,857	1,988,742	0.59
Total Leisure Products					$1,897,857	$1,988,742	0.59%
The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Machinery
Arcline FM Holdings, LLC (12)	S+4.75%	10.35%	6/23/2028	4,582,060	4,460,076	4,585,634	1.36
Bettcher Industries, Inc.	S+4.00%	9.34%	12/14/2028	997,449	997,449	991,215	0.29
C&D Technologies, Inc	S+5.75%	11.21%	12/20/2025	2,493,404	2,492,383	2,477,820	0.73
DS Parent Inc (7)(12)	S+5.50%	10.83%	1/31/2031	2,000,000	1,903,674	1,991,260	0.59
Discovery Energy Holding Corp (12)	S+4.75%	10.08%	5/1/2031	2,800,000	2,718,659	2,809,632	0.83
LSF12 Badger Bidco LLC (7)(12)	S+6.00%	11.34%	8/30/2030	3,483,747	3,420,754	3,475,038	1.03
Total Machinery					$15,992,995	$16,330,599	4.83%

Metals & Mining
Arsenal AIC Parent LLC (12)	S+3.75%	9.09%	8/18/2030	2,977,538	2,950,365	2,991,681	0.88
Total Metals & Mining					$2,950,365	$2,991,681	0.88%

Oil, Gas & Consumable Fuels
Limetree Bay Terminals, LLC (5)(12)	S+4.50%/1% PIK	10.82%	12/11/2026	23,155,170	22,276,412	22,360,946	6.61
Limetree Bay Terminals, LLC (5)(12)	S+6.50%/2% PIK	13.82%	2/12/2029	10,220,850	9,980,490	10,072,137	2.98
Total Oil, Gas & Consumable Fuels					$32,256,902	$32,433,083	9.59%

Personal Care Products
KDC/One Development Corporation, Inc. (8)(9)(12)	S+4.50%	9.84%	8/15/2028	3,990,000	3,886,039	3,995,825	1.18
Total Personal Care Products					$3,886,039	$3,995,825	1.18%

Professional Services
GeoStabilization International, LLC (5)(7)(12)	S+5.25%	10.50%	12/19/2028	1,995,000	1,977,057	1,999,988	0.59
Mckissock Investment Holdings LLC (7)(12)	S+5.00%	10.33%	3/12/2029	2,487,500	2,430,879	2,492,177	0.74
Sales Performance International, LLC (5)(6)(12)	S+6.50%	—	8/24/2028	3,030,303	2,080,896	2,095,455	0.62
Sales Performance International, LLC (5)(12)	S+6.50%	11.82%	8/24/2028	16,672,727	16,373,700	16,464,318	4.87
Teneo Holdings LLC (12)	S+4.75%	10.09%	3/13/2031	1,330,000	1,317,030	1,331,663	0.39
Total Professional Services					$24,179,562	$24,383,601	7.21%

Software
AQA Acquisition Holding, Inc. (12)	S+4.25%	9.84%	3/3/2028	861,500	851,093	862,577	0.26
DS Admiral Bidco, LLC (5)(7)	S+4.25%	9.59%	6/26/2031	4,000,000	3,960,000	3,960,000	1.17
DTI Holdco, Inc. (12)	S+4.75%	10.09%	4/26/2029	1,477,444	1,431,343	1,481,965	0.44
Total Software					$6,242,436	$6,304,542	1.87%

Specialty Retail
MED ParentCo LP (12)	S+4.00%	9.34%	4/15/2031	1,800,000	1,791,180	1,797,588	0.53
Spencer Spirit IH LLC (5)(7)	S+5.50%	10.83%	6/25/2031	1,000,000	992,500	997,500	0.29
Total Specialty Retail					$2,783,680	$2,795,088	0.82%

Technology Hardware, Storage & Peripherals
Xplor T1, LLC (5)(7)	S+4.25%	9.60%	6/24/2031	1,800,000	1,791,000	1,795,500	0.53
Total Technology Hardware, Storage & Peripherals					$1,791,000	$1,795,500	0.53%

Textiles, Apparel & Luxury Goods
Champ Acquisition Corporation (12)	S+5.50%	11.10%	12/19/2025	1,433,393	1,433,393	1,436,260	0.42
IBG Borrower LLC (5)(12)	S+6.00%	11.48%	8/22/2029	9,812,500	9,721,766	9,787,969	2.89
Total Textiles, Apparel & Luxury Goods					$11,155,159	$11,224,229	3.31%

Trading Companies & Distributors
DXP Enterprises, Inc. (12)	S+4.75%	10.16%	10/11/2030	1,985,000	1,957,240	1,994,925	0.59
Fluid-Flow Products, Inc. (7)	S+4.75%	10.09%	3/31/2028	598,458	596,975	598,009	0.18
Lincoln Metal Shop, Inc. (5)(12)	S+6.00%	11.48%	6/24/2031	5,789,435	5,644,053	5,811,145	1.72
Lincoln Metal Shop, Inc. (5)(12)	S+6.00%	11.47%	6/7/2027	22,569,534	22,220,941	22,654,170	6.70
Patriot Container Corp. (7)(12)	S+3.75%	9.19%	3/20/2025	2,957,936	2,865,506	2,873,960	0.85
RelaDyne Inc. (12)	S+4.25%	9.59%	12/22/2028	1,974,747	1,915,287	1,972,279	0.58
RelaDyne Inc. (12)	S+4.50%	9.84%	12/22/2028	1,985,025	1,902,001	1,982,544	0.59
Total Trading Companies & Distributors					$37,102,003	$37,887,032	11.21%

Total First and Second Lien Debt					$506,611,829	$511,764,569	151.30%

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2024

(Unaudited)

Total Investments—non-controlled/non- affiliated	$521,404,138	$527,636,502	156.00%

Total Investments Portfolio	$521,404,138	$527,636,502	156.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2024

(Unaudited)

Portfolio Company(1)	Amortized Cost	Fair Value	Percentage of Net Assets
Cash Equivalents
State Street Institutional Money Market Fund (11)	94,336,349	94,336,349	27.89
Total Cash Equivalents	$94,336,349	$94,336,349	27.89%
Total Portfolio Investments and Cash Equivalents	$615,740,487	$621,972,851	183.89%
Liabilities in excess of Other Assets		$(283,737,047)	(83.89)%
Net Assets		$338,235,804	100.00%

(1)
Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of June 30, 2024, rates for the 6 month, 3 month and 1 month E are 3.68%, 3.71%, and 3.632%, respectively. As of June 30, 2024, 6 month, 3 month and 1 month S are 5.25%, 5.32% and 5.34%, respectively.
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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details.
(7)
Position or portion thereof is unsettled as of June 30, 2024.
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets totaled 3.93% of the Company’s total assets.
(9)
The issuer of this investment is domiciled in Canada.
(10)
The issuer of this investment is domiciled in Germany.
(11)
The annualized seven-day yield as of June 30, 2024 is 5.00%.
(12)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.

Additional Information

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	17,497,288	EUR	16,211,250	11/22/2024	$11,637

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

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Construction & Engineering
MEI Buyer LLC (5)(12)	S+6.50%	11.86%	6/29/2029	15,183,633	14,751,482	14,752,721	6.66
MEI Buyer LLC (5)(6)(12)	S+6.50%	—	6/29/2029	2,650,602	(23,232)	(26,952)	(0.01)
MEI Buyer LLC (5)(6)(12)	S+6.50%	—	6/29/2029	2,409,639	(33,525)	(48,313)	(0.02)
Total Construction & Engineering					$14,694,725	$14,677,456	6.63%

Containers, Packaging & Glass
Pretium Packaging, LLC	S+4.60%	9.99%	10/2/2028	1,860,170	1,656,502	1,444,738	0.65
Pretium Packaging, LLC (12)	S+5.00%	10.39%	10/2/2028	498,028	485,969	487,136	0.22
Tank Holding Corp. (5)(12)	S+5.75%	11.21%	3/31/2028	994,950	967,159	950,177	0.43
Tank Holding Corp. (5)(12)	S+6.00%	11.46%	3/31/2028	3,791,852	3,701,274	3,630,698	1.64
Tank Holding Corp. (5)(6)(12)	S+6.00%	11.46%	3/31/2028	1,635,981	530,856	480,337	0.22
Total Containers, Packaging & Glass					$7,341,760	$6,993,086	3.16%

Distributors
American Auto Auction Group, LLC (12)	S+5.00%	10.50%	12/30/2027	1,979,747	1,882,903	1,941,795	0.88
Aramsco, Inc (12)	S+4.75%	10.10%	10/10/2030	2,554,455	2,504,437	2,549,142	1.15
Aramsco, Inc (6)(12)	S+4.75%	—	10/10/2030	445,545	—	(927)	0.00
BCPE Empire Holdings, Inc. (12)	S+4.75%	10.11%	12/11/2028	3,980,000	3,959,431	3,986,965	1.80
PAI Holdco, Inc. (12)	S+3.75%	9.39%	10/28/2027	1,488,520	1,420,416	1,385,261	0.63
Total Distributors					$9,767,187	$9,862,236	4.46%

Diversified Consumer Services
AMCP Clean Acquisition Company, LLC	S+4.40%	9.79%	6/16/2025	2,769,264	2,635,484	2,592,142	1.17
Spring Education Group, Inc. (12)	S+4.50%	9.85%	10/4/2030	4,000,000	3,950,776	4,009,000	1.81
Total Diversified Consumer Services					$6,586,260	$6,601,142	2.98%

Electric Utilities
Cricket Valley Energy Center (5)(7)(12)	S+3.90%	9.25%	6/30/2025	2,966,340	2,729,032	2,765,074	1.25
Generation Bridge Northeast, LLC (12)	S+4.25%	9.61%	8/22/2029	2,937,057	2,908,829	2,945,633	1.33
Lackawanna Energy Center LLC (12)	S+5.00%	10.36%	8/3/2029	4,100,181	3,983,506	4,045,525	1.83
Lackawanna Energy Center LLC (12)	S+5.00%	10.36%	8/6/2029	889,518	864,204	877,660	0.40
Potomac Energy Center, LLC (5)	S+6.00%	11.61%	11/12/2026	12,513,956	11,764,326	11,811,458	5.33
St. Joseph Energy Center, LLC (5)(12)	S+4.25%	9.71%	10/5/2028	2,966,613	2,881,518	2,914,697	1.32
Total Electric Utilities					$25,131,415	$25,360,047	11.46%

Electronic Equipment, Instruments & Components
TGG TS Acquisition Company (12)	S+6.50%	11.97%	12/14/2025	1,163,697	1,162,703	1,114,240	0.50
Total Electronic Equipment, Instruments & Components					$1,162,703	$1,114,240	0.50%

Energy Equipment & Services
Epic Crude Services, LP (12)	S+5.00%	10.93%	3/2/2026	4,976,857	4,800,437	4,951,973	2.23
Total Energy Equipment & Services					$4,800,437	$4,951,973	2.23%

Gas Utilities
Parkway Generation, LLC	S+4.75%	10.39%	2/18/2029	991,093	961,834	951,271	0.43
Total Gas Utilities					$961,834	$951,271	0.43%

Ground Transportation
Carriage Purchaser, Inc. (12)	S+4.25%	9.72%	10/2/2028	1,489,828	1,464,945	1,459,108	0.66
Odyssey Logistics & Technology Corporation (12)	S+4.50%	9.86%	10/12/2027	997,500	979,241	987,944	0.45
Total Ground Transportation					$2,444,186	$2,447,052	1.11%

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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details.
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
(12)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.

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

Note 2. Significant Accounting Policies

Industry Reclassification

During the quarter ended March 31, 2024, the Company changed the investment industry classification from those provided by Moody's to those provided by S&P. The Consolidated Schedule of Investments as of December 31, 2023, as well as the industry composition of investments based on fair value as of December 31, 2023 disclosed in Note 4 - Investments and Fair Value Measurements, have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the period ended June 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2024 and December 31, 2023, we had $50,780,644 and $47,844,154 of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the statements of assets and liabilities. This is further discussed in Note 6. As of June 30, 2024 we had $640,000 of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its Consolidated Statements of Assets and Liabilities as Derivative assets at fair value and Derivative liabilities at fair value, respectively.

In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.

From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its foreign currency risk exposures on its portfolio holdings. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards are included as Derivative assets at fair value or Derivative liabilities at fair value on the Company's Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in Net realized gains (losses) and Net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations.

Foreign Currency Transactions

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in net change in unrealized from foreign currency and other transactions in the Consolidated Statements of Operations, if any.

Foreign securities and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the three months ended June 30, 2024 and June 30, 2023, the Advisor did not incur organization and offering costs on behalf of the Company. For the six months ended June 30, 2024 and June 30, 2023, the Advisor and its affiliates incurred organization and offering costs of $0 and $328,240, respectively, on behalf of the Company.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the three months ended June 30, 2024 and June 30, 2023, the management fee was $899,154 and $655,300, respectively. At the Advisor’s discretion, no management fee was waived during the three months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024 and June 30, 2023, the management fee was $1,615,906 and $866,349, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the six months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024 and June 30, 2023, the management fee, net of waivers was $1,615,906 and $738,209, respectively.

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

For the three months ended June 30, 2024 and June 30, 2023, income-based incentive fees were $1,017,122 and $0, respectively. For the six months ended June 30, 2024 and June 30, 2023, income-based incentive fees were $1,709,772 and $0, respectively.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Advisory Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three months ended June 30, 2024 and June 30, 2023, the Company accrued capital gains incentive fees of $(68,141) and $317,514, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company accrued capital gains incentive fees of $72,984 and $317,514, respectively, of which none was currently payable on such date under the Advisory Agreement.

SEC Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price and quantity are the only negotiated terms. On March 6, 2023, the SEC issued an order (the “Co-Investment Order”) granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisor or its affiliates. Under the terms of the Co-Investment Order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

On June 18, 2024, the SEC issued an order (the “Multi-Class Order”) granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Company is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees.

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

For the three months ended June 30, 2024 and June 30, 2023, the Advisor provided $235,171 and $691,769 of expense support, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Advisor provided $886,946 and $691,769 of expense support, respectively.

The Company did not have any obligation to make a Reimbursement Payment as of June 30, 2024 or June 30, 2023 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $3,782,758.

As of June 30, 2024, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$488,506,751	$491,192,675	93.09%	$313,932,958	$317,768,488	90.18%
Second lien debt	18,105,078	20,571,894	3.90%	16,498,048	19,050,076	5.41%
Equity	14,792,309	15,871,933	3.01%	14,792,309	15,559,956	4.41%
Total investments	$521,404,138	$527,636,502	100.00%	$345,223,315	$352,378,520	100.00%

The industry composition of investments based on fair value as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Construction & Engineering	11.09%	4.17%
Commercial Services & Supplies	7.74	15.33
Trading Companies & Distributors	7.18	9.52
Health Care Providers & Services	6.75	7.37
Electrical Equipment	6.30	—
Oil, Gas & Consumable Fuels	6.15	—
Electric Utilities	6.01	7.20
Energy Equipment & Services	5.42	1.41
Independent Power and Renewable Electricity Producers	4.73	0.80
Professional Services	4.62	6.33
Hotels, Restaurants & Leisure	3.90	5.69
Aerospace & Defense	3.78	—
Automobiles	3.67	1.20
Machinery	3.10	3.69
Household Products	2.63	4.20
Textiles, Apparel & Luxury Goods	2.13	3.21
IT Services	1.83	3.63
Automobile Components	1.46	1.62
Distributors	1.37	2.80
Chemicals	1.29	2.55
Containers & Packaging	1.02	1.98
Building Products	0.94	1.06
Personal Care Products	0.76	1.12
Diversified	0.75	—
Air Freight & Logistics	0.72	1.36
Metals & Mining	0.57	0.85
Diversified Consumer Services	0.57	1.87
Specialty Retail	0.53	—
Software	0.44	3.48
Biotechnology	0.38	1.40
Leisure Products	0.38	0.56
Technology Hardware, Storage & Peripherals	0.34	—
Insurance	0.32	3.16
Health Care Equipment & Supplies	0.31	0.88
Construction Materials	0.28	—
Ground Transportation	0.18	0.69
Gas Utilities	0.19	0.27
Health Care Technology	0.17	0.28
Electronic Equipment, Instruments & Components	—	0.32
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024				December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$500,145,598	$506,278,706	95.95%	149.69%	$340,353,603	$347,440,385	98.60%	156.78%
Canada	3,886,039	3,995,825	0.76%	1.18%	3,885,951	3,954,000	1.12%	1.78%
Germany	17,372,501	17,361,971	3.29%	5.13%	—	—	—	—
Luxembourg	—	—	—	—	983,761	984,135	0.28%	0.44%
Total	$521,404,138	$527,636,502	100.00%	156.00%	$345,223,315	$352,378,520	100.00%	159.00%

The following tables present the fair value hierarchy of the Company’s investment portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$155,356,443	$335,836,232	$491,192,675
Second Lien Debt	—	—	20,571,894	20,571,894
Subtotal	$—	$155,356,443	$356,408,126	$511,764,569
Investment measured at net asset value(1)				15,871,933
Total investments				$527,636,502

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$179,350,279	$138,418,209	$317,768,488
Second Lien Debt	—	—	19,050,076	19,050,076
Subtotal	$—	$179,350,279	$157,468,285	$336,818,564
Investment measured at net asset value(1)				15,559,956
Total investments				$352,378,520

(1) The Company, as a practical expedient, estimates the fair value of its investment in KKR Tinder TFC Aggregator L.P. using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2024 and June 30, 2023, respectively:

	First Lien Debt	Second Lien Debt	Total
Balance as of March 31, 2024	$215,939,500	$19,803,414	$235,742,914
Purchases of investments	140,921,962	—	140,921,962
Proceeds from principal pre-payments and sales of investments	(31,046,387)	—	(31,046,387)
Payment-in-kind	465,108	692,137	1,157,245
Net accretion of discount on investments	835,950	119,644	955,594
Net realized gain (loss)	282,797	—	282,797
Net change in unrealized appreciation/(depreciation)	171,879	(43,301)	128,578
Transfers into Level 3	9,255,423	—	9,255,423
Transfers out of Level 3	(990,000)	—	(990,000)
Balance as of June 30, 2024	$335,836,232	$20,571,894	$356,408,126

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$171,879	$(43,301)	$128,578

	First Lien Debt	Second Lien Debt	Total
Balance as of December 31, 2023	$138,418,209	$19,050,076	$157,468,285
Purchases of investments	239,317,012	—	239,317,012
Proceeds from principal pre-payments and sales of investments	(36,529,551)	—	(36,529,551)
Payment-in-kind	766,126	1,373,534	2,139,660
Net accretion of discount on investments	1,257,980	233,496	1,491,476
Net realized gain (loss)	300,109	—	300,109
Net change in unrealized appreciation/(depreciation)	520,025	(85,212)	434,813
Transfers into Level 3	1,981,667	—	1,981,667
Transfers out of Level 3	(10,195,345)	—	(10,195,345)
Balance as of June 30, 2024	$335,836,232	$20,571,894	$356,408,126

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$520,025	$(85,212)	$434,813

Level 2 investments are valued using prices obtained from pricing services. The Company had $8,265,423 and $8,213,678 transfers between levels on a net basis during the three and six months ended June 30, 2024, respectively.

	First Lien Debt	Second Lien Debt	Total
Balance as of March 31, 2023	$—	$—	$—
Purchases of investments	59,279,599	13,500,000	72,779,599
Proceeds from principal pre-payments and sales of investments	(325,927)	—	(325,927)
Payment-in-kind	—	1,500,000	1,500,000
Net accretion of discount on investments	15,365	4,322	19,687
Net change in unrealized appreciation/(depreciation)	(8,971)	2,650,678	2,641,707
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of June 30, 2023	$58,960,066	$17,655,000	$76,615,066

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(8,971)	$2,650,678	$2,641,707

	First Lien Debt	Second Lien Debt	Total
Balance as of February 1, 2023 (commencement of operations)	$—	$—	$—
Purchases of investments	59,279,599	13,500,000	72,779,599
Proceeds from principal pre-payments and sales of investments	(325,927)	—	(325,927)
Payment-in-kind	—	1,500,000	1,500,000
Net accretion of discount on investments	15,365	4,322	19,687
Net change in unrealized appreciation/(depreciation)	(8,971)	2,650,678	2,641,707
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of June 30, 2023	$58,960,066	$17,655,000	$76,615,066

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(8,971)	$2,650,678	$2,641,707

The Company had no transfers between levels during the three months ended June 30, 2023 and the period from February 1, 2023 (commencement of operations) to June 30, 2023.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of June 30, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value as of June 30, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Second Lien Debt	$20,571,894	Discounted cash flow	Discount rate	15.5%	15.5%
First Lien Debt	289,949,995	Discounted cash flow	Discount rate	10.15% - 15.00%	12.06%
	28,524,266	Market quotations	Broker quoted price	96.5.00 - 100.50	99.43
	17,361,971	Transactional Value (1)	N/A	N/A	N/A
	$356,408,126
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

Note 5. Derivatives

The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its foreign currency risk exposures on its portfolio holdings.

The fair value of foreign currency contracts are included within Derivative assets at fair value and Derivative liabilities at fair value, respectively, in the Consolidated Statements of Assets and Liabilities.

The table below presents the aggregate notional amount and fair value of the Company’s derivative financial instruments as of June 30, 2024:

	June 30, 2024
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$11,637	$—	$11,637	$17,497,288
Total Derivatives assets at fair value	$—	$11,637	$—	$11,637	$17,497,288
Cash collateral received				—

Derivative Liabilities
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivatives liabilities at fair value	$—	$—	$—	$—	$—
Cash collateral posted				$640,000

The Company had not entered into any derivative financial instruments as of December 31, 2023.

In the table above:

•
The fair value of derivatives assets and derivative liabilities is presented on a gross basis.
•
The notional amount represents the absolute value amount of all outstanding derivative contracts.
•
All foreign currency derivatives are not designated in hedge relationships.
•
The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the Consolidated Statements of Assets and Liabilities.

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2024 and June 30, 2023, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gain (loss)
Foreign currency forward contract	$11,637	$—	$11,637	$—
Total Unrealized gain (loss)	$11,637	$—	$11,637	$—
Realized gain (loss)
Foreign currency forward contract	$—	$—	$—	$—
Total Realized gain (loss)	$—	$—	$—	$—

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”). An ISDA Master Agreement is a bilateral agreement between the

Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

Note 6. Borrowing

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of June 30, 2024 is $300 million, which can be drawn in U.S. dollars subject to certain conditions. The maturity date of the Secured Credit Facility is May 1, 2028.

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) if the percentage of loans that are broadly syndicated loans (“BSL”) is 60% or higher on each day during such interest period, 3.25%, (ii) if the percentage of loans that are BSL is less than 60% during any day during such interest period but higher than 30% on each day during such interest period, 3.35% and (iii) in relation to either (A) any period in the 18 months following the closing of the Secured Credit Facility during which the percentage of loans that are BSL is less than 30% on any day during such interest period or (B) any interest period that occurs more than 18 months following the closing of the Secured Credit Facility, 3.50%. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). On November 14, 2023, the Periods and Target Utilization Percentages set forth in the Minimum Utilization Payment Table in the Secured Credit Facility were amended. Such amendments were not material to the Company’s financial statements. As of June 30, 2024, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of June 30, 2024, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $255,000,000 on the consolidated statement of assets and liabilities as of June 30, 2024 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following tables summarize the average debt outstanding and the interest rates on the Secured Credit Facility for the three and six months ended June 30, 2024 and June 30, 2023, respectively:

	For the Three Months Ended June 30,
	2024	2023
Average Debt Outstanding	$255,000,000	$1,616,667
Effective Interest Rate	9.24%	8.49%
Weighted Average Interest Rate (1)	8.79%	8.49%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees or the amortization of deferred financing costs.

	For the Six Months Ended June 30,
	2024	2023
Average Debt Outstanding	$238,556,019	$1,616,667
Effective Interest Rate	9.54%	8.49%
Weighted Average Interest Rate (1)	8.80%	8.49%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees or the amortization of deferred financing costs.

For the three and six months ended June 30, 2024 and June 30, 2023, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended June 30,
	2024	2023
Borrowing interest expense	$5,589,377	$22,875
Minimum utilization fee	—	—
Non-utilization fees	113,750	505,639
Amortization of deferred financing costs	171,595	133,881
Total interest and debt financing expense	$5,874,722	$662,395

	For the Six Months Ended June 30,
	2024	2023
Borrowing interest expense	$10,462,158	$22,875
Minimum utilization fee	261,056	—
Non-utilization fees	280,486	505,639
Amortization of deferred financing costs	343,189	133,881
Total interest and debt financing expense	$11,346,889	$662,395

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of June 30, 2024, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$11,521,493	$8,336,031
Unfunded revolver obligations	6,141,844	6,067,963
Total Unfunded	$17,663,337	$14,403,994

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at June 30, 2024 and December 31, 2023, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of June 30, 2024
The Action Environmental Group, Inc.	Delayed Draw Term Loan	10/24/2030	324,000	1,620
The Action Environmental Group, Inc.	Delayed Draw Term Loan	10/24/2030	130,435	652
Aramsco, Inc.	Delayed Draw Term Loan	10/10/2030	222,772	(278)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	1,834,862	(14,679)
BP Loenbro Holdings Inc	Revolver	2/1/2029	825,688	(6,606)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	2,409,639	(63,253)
MEI Buyer LLC	Revolver	6/29/2029	2,650,602	(69,578)
PetVet Care Centers, LLC	Delayed Draw Term Loan	11/15/2029	1,768,583	(33,692)
PetVet Care Centers, LLC	Revolver	11/15/2030	1,768,583	(33,073)
RSC Acquisition, Inc.	Delayed Draw Term Loan	11/1/2029	286,429	(2,148)
Ryan, LLC	Delayed Draw Term Loan	11/14/2030	190,476	524
Sales Performance International, LLC	Delayed Draw Term Loan	8/24/2028	896,970	(11,212)
Tank Holding Corp.	Delayed Draw Term Loan	3/31/2028	900,548	(15,760)
Voltagrid LLC	Delayed Draw Term Loan	2/28/2029	3,453,750	(104,131)
Total Unfunded Balances			$17,663,337	$(351,614)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2023
Aramsco, Inc.	Delayed Draw Term Loan	10/10/2030	445,545	(927)
Imagefirst Holdings, LLC	Delayed Draw Term Loan	4/27/2028	666,667	(3,333)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	2,409,639	(48,313)
MEI Buyer LLC	Revolver	6/29/2029	2,602,410	(73,778)
PetVet Care Centers, LLC	Delayed Draw Term Loan	11/15/2029	1,768,583	(17,354)
PetVet Care Centers, LLC	Revolver	11/15/2030	1,768,583	(34,430)
RSC Acquisition Inc	Delayed Draw Term Loan	11/1/2029	1,638,571	(16,386)
Ryan LLC	Delayed Draw Term Loan	11/14/2030	190,476	417
Sales Performance International, LLC	Revolver	8/24/2028	1,696,970	(32,893)
Tank Holding Corp	Delayed Draw Term Loan	3/31/2028	1,086,115	(46,160)
The Action Environmental Group	Delayed Draw Term Loan	10/24/2030	130,435	326
Total Unfunded Balances			$14,403,994	$(272,831)

Note 8. Net Assets

Subscriptions

The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We previously offered our Common Shares (the “Private Offering”), pursuant to the terms set forth in the Company’s Confidential Private Placement Memorandum and subscription agreements that we entered into with investors in connection with the Private Offering (each, a “Subscription Agreement”). The Common Shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as amended (the “Securities Act”) only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made.

Under the Private Offering, the Company raised equity capital through one or more closings (“Closings”) at which the Company accepted funds from investors in connection with such investors’ purchases of Common Shares (the first such Closing the “Initial Closing”). The Initial Closing occurred on February 1, 2023 (the “Initial Closing Date”). Each Closing generally occurred on a monthly basis on the first calendar day of the month or on a date as determined by the Company or the Advisor in its sole discretion. In exchange for its subscription amount, each investor received an amount of Common Shares equal to its subscription amount divided by the applicable price per Common Share (“Price Per Common Share”). The Price Per Common Share means the Company’s then-calculated net asset value per Share determined by the Company as of a date within 48 hours of the Closing Date, which was determined in accordance with the limitations under Section 23 of the 1940 Act. The Company may set the Price Per Common Share above the then-calculated net asset value per Common Share based on a variety of factors, including the total amount of the Company’s organizational and other expenses. The Company’s final Closing under the Private Offering occurred on June 1, 2024.

On June 24, 2024, the Company received a notice of effectiveness related to the Company’s registration statement on Form N-2 (as amended, the “N-2 Registration Statement”). Pursuant to the N-2 Registration Statement and the Multi-Class Order, the Company intends to publicly offer up to $2,000,000,000 of its Class S, Class D, and Class I Common Shares (the “Public Offering”). As of June 30, 2024, the Company had not accepted any subscriptions in the Public Offering.

For the six months ended June 30, 2024 and June 30, 2023, related parties purchased 326,554 Common Shares of the Company for aggregate proceeds of $6,750,000 and 40,100 Common Shares of the Company for aggregate proceeds of $802,000, respectively.

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of June 30, 2024, and December 31, 2023, 9,303,198 and 6,465,480 shares were owned by these affiliated feeder entities, respectively.

The following tables summarize the total Common Shares issued and proceeds received under the Private Offering during the six months ended June 30, 2024 and June 30, 2023, respectively:

Date of Closing	Common Shares Issued	NAV per Common Share	Subscription Price Per Common Share	Proceeds Received
January 1, 2024	94,983	$20.53	$20.53	$1,950,000
February 1, 2024	241,313	$20.72	$20.72	$5,000,000
March 1, 2024	10,206	$20.87	$20.87	$213,000
April 1, 2024	46,433	$20.56	$20.56	$954,657
May 1, 2024	2,417,953	$20.72	$20.72	$50,100,000
June 1, 2024	2,279,887	$20.31	$20.31	$46,304,500
Totals	5,090,775			$104,522,157

Date of Closing	Common Shares Issued	NAV per Common Share	Subscription Price Per Common Share	Proceeds Received
December 31, 2022	500	$20.00	$20.00	$10,000
February 1, 2023	4,037,850	$20.00	$20.00	$80,757,000
March 1, 2023	50,251	$19.80	$19.90	$1,000,000
March 31, 2023	6,314,993	$19.78	$19.81	$125,100,000
May 1, 2023	62,877	$19.87	$19.88	$1,250,000
June 1, 2023	3,579	$19.55	$19.56	$70,000
	10,470,050			$208,187,000

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

On March 1, 2024, the Company commenced its quarterly tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of December 31, 2023 (539,263 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on March 29, 2024 and not withdrawn. No shareholders tendered by the deadline.

On May 30, 2024, the Company commenced its quarterly tender offer to purchase up to 5.0% of the Company’s Common Shares outstanding as of March 31, 2024 (575,336 Common Shares) that are tendered by Shareholders by 11:59 p.m., Eastern Time, on June 28, 2024 and not withdrawn. No shareholders tendered by the deadline.

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

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the six months ended June 30, 2024 and June 30, 2023, respectively:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$20,590,225		$13,125,543

Of the total distributions paid during the three and six months ended June 30, 2024, $2,774,802 and $7,464,682 was distributed in cash, respectively. Of the total distributions paid for the six months ended June 30, 2024 $2,353,352 was payable as of December 31, 2023.

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 9, 2023	May 9, 2023	June 29, 2023	$0.30	$3,139,941	155,348	$3,037,048

Of the total distributions paid during the three and six months ended June 30, 2023, $102,893 and $102,893 was distributed in cash, respectively.

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

For the three and six months ended June 30, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the six months ended June 30, 2024 and June 30, 2023, respectively:

	For the Six Months Ended June 30,
	2024		2023
	Per Share	Amount	Per Share	Amount
Net investment income	0.77	$12,776,694	0.24	$2,544,546
Net realized gains	0.10	1,657,169	0.02	180,229
Distributions in excess of net investment income	0.01	116,612	0.04	415,166
Total	0.88	$14,550,475	0.30	$3,139,941

Note 9. Financial Highlights

The following are financial highlights for the three months ended June 30, 2024 and June 30, 2023, respectively:

	For the Six Months Ended June 30,
	2024	2023
Per Share Data:
Net asset value, beginning of period	$20.55	$20.00
Results of operations:
Net investment income (loss)(1)	1.01	0.38
Net unrealized and realized gain (loss)(2)	0.07	(0.02)
Net increase (decrease) in net assets resulting from operations	1.08	0.36
Distribution declared (3)	(1.15)	(0.30)
Total increase (decrease) in net assets	(0.07)	0.06
Net asset value, end of period	$20.48	$20.06
Total return based on NAV (4)	5.26%	1.80%
Shares outstanding, end of period	16,514,981	10,625,397

Ratios and supplemental data:
Net assets, end of period	$338,235,804	$213,168,766
Weighted-average net assets	260,491,931	131,835,908
Weighted-average shares outstanding	12,650,659	6,638,018
Ratio of net expenses to average net assets (5)	13.20%	5.33%
Ratio of net expenses before voluntary waivers to average net assets(5)	13.20%	5.42%
Ratio of net investment income to average net assets (5)	9.61%	4.26%
Portfolio turnover(7)	31.41%	35.00%
Asset Coverage Ratio (6)	232.64%	1679.00%

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
(7)
The period ended June 30, 2023 was calculated from February 1, 2023 (commencement of operations) to June 30, 2023.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Subscriptions

Pursuant to the Public Offering, the Company received $51.9 million of net proceeds relating to the issuance of Class I Common Shares for subscriptions effective August 1, 2024.

Distributions

On August 12, 2024, the Board of Trustees declared a distribution of $0.56 per share for the third quarter of 2024, payable on September 26, 2024 to shareholders of record on August 12, 2024.

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

Forward Looking Statements

Statements contained in this Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, its advisor, Kennedy Lewis Capital Holdings LLC (in such capacity, the “Advisor”), a Delaware limited liability company that is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), Kennedy Lewis Investment Management LLC and/or its affiliates (collectively, “Kennedy Lewis”). Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the risk factors set forth in the “Risk Factors” section of our registration statement on Form N-2 filed on June 18, 2024 (the “N-2 Registration Statement”) and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, and future changes in laws or regulations and conditions in our operating areas.

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

In addition to factors previously disclosed in our SEC reports, including the factors discussed in the “Risk Factors” section of our N-2 Registration Statement and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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
•
You should not expect to be able to sell your Common Shares, regardless of how we perform. Because you may not be able to sell your shares, you will be unable to reduce your exposure on any market downturn.
•
Our Common Shares are not currently listed on an exchange and given that we have no current intention of pursuing any such listing, it is unlikely that a secondary trading market will develop for our Common Shares. The purchase of our Common Shares is intended to be a long-term investment.
•
Our distributions are not guaranteed, and if made, may be funded from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds. Although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources.
•
Distributions may also be funded in significant part, directly or indirectly, from temporary waivers or expense reimbursements borne by the Advisor or its affiliates, that may be subject to reimbursement to the Advisor or its affiliates. The repayment of any amounts owed to our affiliates will reduce future distributions to which investors would otherwise be entitled.
•
We use and expect to continue to use leverage, which will magnify the potential for loss on amounts invested in us.
•
The Company is subject to risks associated with the current interest rate environment and to the extent the Company uses debt to finance its investments, changes in interest rates will affect the cost of capital and net investment income.
•
High interest rates and interest rate volatility, including volatility associated with the decommissioning of the London Interbank Offered Rate (“LIBOR”) and the transition to new floating rate benchmarks, including the Secured Overnight Financing Rate (“SOFR”) and the Euro Interbank Offered Rate ("EURIBOR"), may adversely affect the Company’s business and results of operations.
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
•
We have implemented a share repurchase program, but only a limited number of Common Shares will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions.
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

Overview

The Company is an externally managed, diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on February 10, 2022 (the “Inception Date”) as a Delaware statutory trust. The Company commenced operations as a privately offered BDC on February 1, 2023.

The Company previously offered its Common Shares pursuant to the terms set forth in the Company’s Confidential Private Placement Memorandum and subscription agreements that it entered into with investors in connection with its private offering of Common Shares (the “Private Offering”) (each, a “Subscription Agreement”). The Common Shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made. The Company’s final Closing under the Private Offering occurred on June 1, 2024.

On June 24, 2024, the Company received a notice of effectiveness related to the Company’s N-2 Registration Statement. Pursuant to the N-2 Registration Statement and an exemptive order received from the SEC on June 18, 2024 (the “Multi-Class Order”), the Company intends to publicly offer up to $2,000,000,000 of its Class S, Class D, and Class I Common Shares (the “Public Offering”). As of June 30, 2024, the Company had not accepted any subscriptions in the Public Offering.

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

Financial and Operating Highlights

	At June 30, 2024	At December 31, 2023
Investment Portfolio	$527,636,502	$352,378,520
Net assets	$338,235,804	$221,615,920
Debt	$255,000,000	$195,000,000
Net asset value per share	$20.48	$20.55

	Portfolio Activity for the Six Months Ended June 30,
	2024	2023
Purchases during the period	$304,246,026	$303,557,803
Sales and principal repayments during the period	$135,054,161	$54,570,476
Net investments during the period	$169,191,865	$248,987,327
Number of portfolio companies at end of period	93	83
Weighted average contractual interest rate of investment commitments based on par	11.38%	10.53%

Portfolio and Investment Activity

As of June 30, 2024 and December 31, 2023, our investments consisted of the following:

	June 30, 2024 Fair Value	Percentage of Total Investments at Fair Value	December 31, 2023 Fair Value	Percentage of Total Investments at Fair Value
First Lien	$491,192,675	93.09%	$317,768,488	90.18%
Second Lien	20,571,894	3.90%	19,050,076	5.41%
Equity	15,871,933	3.01%	15,559,956	4.41%
Total	$527,636,502	100.00%	$352,378,520	100.00%

As of June 30, 2024 and December 31, 2023, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2024 and June 30, 2023, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$16,430,310	$4,694,723	$29,542,916	$5,677,206
Less: Net expenses	9,012,817	2,138,462	16,766,222	3,132,660
Net investment income (loss)	7,417,493	2,556,261	12,776,694	2,544,546
Net realized gains (losses)	610,459	90,376	1,657,169	203,776
Net change in unrealized appreciation (depreciation)	(1,149,056)	3,307,416	(911,204)	2,336,337
Net increase (decrease) in net assets resulting from operations	$6,878,896	$5,954,053	$13,522,659	$5,084,659
Net investment income (loss) per share	$0.45	$0.24	$0.77	$0.24
Net increase (decrease) in net assets resulting from operations per share	$0.42	$0.56	$0.82	$0.48

Investment Income

The composition of our investment income for three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$15,928,451	$4,691,444	$28,517,979	$5,673,927
Dividend income	467,467	—	934,934	—
Fee income	34,392	3,279	90,003	3,279
Total investment income	$16,430,310	$4,694,723	$29,542,916	$5,677,206

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest and debt fee expense	$5,703,127	$528,514	$11,003,701	$528,514
Management fees	899,154	655,300	1,615,906	866,349
Income incentive fee	1,017,122	—	1,709,772	—
Capital gain incentive fees	(68,141)	317,514	72,984	317,514
Professional fees	622,133	534,712	1,222,284	947,456
Amortization of continuous offering costs	405,078	155,670	704,934	246,317
Administrative services expense	266,874	216,233	533,748	350,658
Amortization of deferred financing costs	171,595	133,881	343,189	133,881
Directors’ fees and expenses	99,999	100,000	199,998	166,667
Organization costs	—	32,938	—	218,472
Other expenses	131,047	155,469	246,652	176,741
Total expenses	9,247,988	2,830,231	17,653,168	3,952,569
Expense waiver	(235,171)	(691,769)	(886,946)	(691,769)
Management fee waiver	—	—	—	(128,140)
Net expenses	$9,012,817	$2,138,462	$16,766,222	$3,132,660

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gains (losses)	$610,459	$90,376	$1,657,169	$203,776
Net change in unrealized gains (losses) on investments	(1,149,056)	3,307,416	(911,204)	2,336,337
Net realized and unrealized gains (losses)	$(538,597)	$3,397,792	$745,965	$2,540,113

Liquidity and Capital Resources

We generate cash from (1) funds from investors in connection with such investors’ purchases of Common Shares, (2) cash flows from investments and operations, and (3) borrowings from banks or other lenders. Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us.

Our primary uses of cash are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Advisor and the Administrator), (3) debt service of any borrowings and (4) cash distributions to the Company’s shareholders.

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2024, we had $255 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 232.64%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Sale of Unregistered Securities

The following table shows the issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the six months ended June 30, 2024 and June 30, 2023:

Date of Issuance	Common Shares Issued	Subscription Price per Common Share	Aggregate Consideration
January 2, 2024	94,983	20.53	1,950,000
February 1, 2024	241,313	20.72	5,000,000
March 1, 2024	10,206	20.87	213,000
April 1, 2024	46,433	20.56	954,657
May 1, 2024	2,417,953	20.72	50,100,000
June 1, 2024	2,279,887	20.31	46,304,500
	5,090,775		$104,522,157

December 31, 2022	500	20.00	10,000
February 1, 2023	4,037,850	20.00	80,757,000
March 1, 2023	50,251	19.90	1,000,000
March 31, 2023	6,314,993	19.81	125,100,000
May 1, 2023	62,877	19.88	1,250,000
June 1, 2023	3,579	19.56	70,000
	10,470,050		$208,187,000

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

On March 26, 2024, we declared a distribution of $0.57 per share, paid on March 28, 2024 to shareholders of record as of March 26, 2024. On May 13, 2024, we declared a distribution of $0.58 per share, paid on June 26, 2024 to shareholders of record as of May 13, 2024.

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

For the three months ended June 30, 2024 and June 30, 2023, the management fee was $899,154 and $655,300, respectively. At the Advisor’s discretion, no management fee was waived during the three months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024 and June 30, 2023, the management fee was $1,615,906 and $866,349, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the six months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024 and June 30, 2023, the management fee, net of waivers was $1,615,906 and $738,209, respectively. For the three months ended June 30, 2024 and June 30, 2023, income-based incentive fees were $1,017,122 and $0, respectively. For the six months ended June 30, 2024 and June 30, 2023, income-based incentive fees were $1,709,772 and $0, respectively. For the three months ended June 30, 2024 and June 30, 2023, the Company accrued capital gains incentive fees of $(68,141) and $317,514, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company accrued capital gains incentive fees of $72,984 and $317,514, respectively, of which none was payable on such date under the Advisory Agreement.

SEC Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price and quantity are the only negotiated terms. On March 6, 2023, the SEC issued an order (the “Co-Investment Order”) granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisor or its affiliates. Under the terms of the Co-Investment Order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

On June 18, 2024, the SEC issued the Multi-Class Order granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Company is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees.

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

As of June 30, 2024, the total expense support provided by the Advisor since inception was $3,782,758.

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of June 30, 2024. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2024 and December 31, 2023, we had $11,521,493 and $8,336,031 in unfunded delayed draw term loan commitments and $6,141,844 and $6,067,963 in unfunded revolver commitments, respectively.

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

Foreign Currency Hedging

To the extent that we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR and EURIBOR, may fluctuate over time. As of June 30, 2024, 89.31% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of June 30, 2024 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$14,400,395	$7,650,000	$6,750,395
Up 200 basis points	9,600,264	5,100,000	4,500,264
Up 100 basis points	4,800,132	2,550,000	2,250,132
Down 100 basis points	(4,800,132)	(2,550,000)	(2,250,132)
Down 200 basis points	(9,600,264)	(5,100,000)	(4,500,264)
Down 300 basis points	(14,400,395)	(7,650,000)	(6,750,395)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2024. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened material litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our N-2 Registration Statement, which could materially affect our business, financial condition and/or operating results. The risks described in our N-2 Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes during the six months ended June 30, 2024 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our N-2 Registration Statement. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

31.1*	Certification of the President pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the President pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kennedy Lewis Capital Company

Date: August 13, 2024	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: August 13, 2024	By:	/s/ Anthony Pasqua
	Name:	Anthony Pasqua
	Title:	Chief Financial Officer