Form 10-Q
period 2024-09-30
Kennedy Lewis Capital Co
filed 2024-11-13
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common shares of beneficial interest, $0.01 par value per share (“Common Shares”), outstanding as of November 13, 2024 was 19,463,457, 0 and 0 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $612,833,242 and $345,223,315 at September 30, 2024 and December 31, 2023, respectively)	$618,003,253	$352,378,520
Cash and cash equivalents	21,517,908	25,181,139
Restricted cash and cash equivalents	54,715,294	47,844,154
Interest and fee receivable from non-controlled/non-affiliated investments	8,119,785	3,241,015
Deferred financing costs (net of $997,511 and $480,842 in amortized expense at September 30, 2024 and December 31, 2023, respectively)	2,447,580	2,964,249
Deferred offering costs (net of $1,959,494 and $851,065 in amortized expense at September 30, 2024 and December 31, 2023, respectively)	737,925	565,386
Receivable for investments sold	8,814,168	4,150,568
Due from Advisor	203,057	810,355
Other assets	58,504	45,157
Total assets	$714,617,474	$437,180,543

Liabilities
Credit Facility (Note 6)	278,016,000	195,000,000
Payable for investments purchased	31,380,167	7,489,135
Distribution Payable	—	6,039,749
Interest and credit facility fees payable	3,809,048	3,051,780
Management fees payable	1,147,137	690,008
Income incentive fee payable	1,295,382	652,362
Accrued capital gains incentive fee payable	902,110	1,090,162
Derivative liabilities at fair value (Note 5)	587,496	—
Due to Advisor and affiliates	274,772	309,817
Offering costs payable	274,585	216,950
Accrued expenses and other liabilities	1,479,099	1,024,660
Total liabilities	$319,165,796	$215,564,623

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (19,411,885 and 10,785,268 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	194,119	107,853
Additional paid in capital	391,555,930	213,932,059
Distributable earnings (loss)	3,701,629	7,576,008
Total net assets	$395,451,678	$221,615,920
Total liabilities and net assets	$714,617,474	$437,180,543

The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value Per Share	September 30, 2024	December 31, 2023(2)
Class I Shares
Net Assets	$395,451,678	$221,615,920
Common Shares Outstanding	19,411,885	10,785,268
Net Asset value per share	$20.37	$20.55
Class S Shares(1)
Net Assets	$—	$—
Common Shares Outstanding		—
Net Asset value per share	$—	$—
Class D Shares(1)
Net Assets	$—	$—
Common Shares Outstanding		—
Net Asset value per share	$—	$—

(1) There were no Class S or Class D shares outstanding as of September 30, 2024.

(2) Common Shares issued and outstanding as of December 31, 2023, were issued pursuant to the Private Offering. As part of the Public Offering effective June 24, 2024, the Common Shares issued pursuant to the Private Offering became Class I shares. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$18,493,403	$9,150,770	$47,011,382	$14,824,697
Dividend income	472,604	—	1,407,538	—
Fee income	30,716	22,706	120,719	25,985
Total investment income	18,996,723	9,173,476	48,539,639	14,850,682

Expenses:
Interest and debt fee expense	5,753,081	3,171,049	16,756,782	3,699,563
Management fees	1,147,137	676,482	2,763,043	1,542,831
Income incentive fee	1,295,382	465,852	3,005,154	465,852
Capital gain incentive fees	(151,781)	429,740	(78,801)	747,254
Professional fees	630,870	497,075	1,853,154	1,444,531
Amortization of continuous offering costs	403,495	262,186	1,108,429	508,503
Administrative services expense	270,203	298,898	803,951	649,556
Amortization of deferred financing costs	173,480	173,481	516,669	307,362
Directors’ fees and expenses	100,000	100,000	300,000	266,667
Organization costs	—	1,211	—	219,683
Other expenses	155,402	132,888	402,057	309,629
Total expenses	9,777,269	6,208,862	27,430,438	10,161,431
Expenses waived by the Advisor (Note 3)	(203,057)	(768,088)	(1,090,004)	(1,459,857)
Management fee waiver	—	—	—	(128,140)
Income incentive fee waiver	—	(465,852)	—	(465,852)
Net expenses	9,574,212	4,974,922	26,340,434	8,107,582
Net investment income	9,422,511	4,198,554	22,199,205	6,743,100

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,758,878)	2,595,085	(2,671,714)	4,931,422
Derivative instruments (Note 5)	(599,133)	—	(587,496)	—
Foreign currency and other transactions	696,538	—	686,533	—
Net change in unrealized appreciation (depreciation)	(1,661,473)	2,595,085	(2,572,677)	4,931,422
Realized gain (loss):
Non-controlled/non-affiliated investments	479,918	709,438	2,138,708	913,214
Foreign currency and other transactions	—	—	(1,621)	—
Net realized gain (loss)	479,918	709,438	2,137,087	913,214
Net realized and unrealized gain (loss)	(1,181,555)	3,304,523	(435,590)	5,844,636
Net increase (decrease) in net assets resulting from operations	$8,240,956	$7,503,077	$21,763,615	$12,587,736

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023(2)	2024	2023(2)
Operations:
Net investment income	$9,422,511	$4,198,554	$22,199,205	$6,743,100
Net realized gain (loss)	479,918	709,438	2,137,087	913,214
Net change in unrealized appreciation (depreciation)	(1,661,473)	2,595,085	(2,572,677)	4,931,422
Net increase (decrease) in net assets resulting from operations	8,240,956	7,503,077	21,763,615	12,587,736

Capital transactions:
Class I
Proceeds from shares sold	52,869,000	424,300	157,391,157	208,601,300
Distribution of earnings	(10,656,800)	(4,040,011)	(25,207,275)	(7,179,952)
Reinvestments of distributions	6,762,718	2,499,783	19,888,261	5,536,831
Net increase (decrease) from share transactions	48,974,918	(1,115,928)	152,072,143	206,958,179
Class S(1)
Proceeds from shares sold	—	—	—	—
Distribution of earnings	—	—	—	—
Reinvestments of distributions	—	—	—	—
Net increase (decrease) from share transactions	—	—	—	—
Class D(1)
Proceeds from shares sold	—	—	—	—
Distribution of earnings	—	—	—	—
Reinvestments of distributions	—	—	—	—

Net increase (decrease) from share transactions	—	—	—	—
Total increase (decrease) in net assets	57,215,874	6,387,149	173,835,758	219,545,915
Net Assets, beginning of period	338,235,804	213,168,766	221,615,920	10,000
Net Assets, end of period	$395,451,678	$219,555,915	$395,451,678	$219,555,915

(1) There were no Class S or Class D shares outstanding for the period ended September 30, 2024.

(2) Common Shares issued during the three and nine months ended September 30, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are presented as Class I to conform with current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,763,615	$12,587,736
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments	2,671,714	(4,931,422)
Net change unrealized (appreciation) depreciation on derivative investments	587,496	—
Net change unrealized (appreciation) depreciation on foreign currency and other transactions	(686,533)	—
Net realized (gain) loss on investments	(2,138,708)	(913,214)
Net realized (gain) loss on foreign currency and other transactions	1,621	—
Payment-in-kind interest capitalized	(3,380,583)	(2,127,784)
Net accretion of discount and amortization of premium	(4,778,617)	(887,350)
Amortization of deferred financing costs	516,669	307,362
Amortization of offering costs	1,108,429	508,503
Purchases of investments	(450,677,120)	(413,366,059)
Proceeds from sale of investments and principal repayments	193,363,481	93,579,328
Changes in operating assets and liabilities:
Interest receivable	(4,878,770)	(2,281,278)
Deferred offering costs	(1,223,320)	(561,946)
Receivable for investments sold	(4,663,600)	(10,944,123)
Due from Advisor	607,298	(171,526)
Other assets	(13,347)	(26,959)
Payable for investments purchased	23,891,032	30,543,395
Due to Advisor and affiliates	(35,045)	(789,969)
Management fee payable	457,129	676,482
Income incentive fee payable	643,020	—
Capital gains incentive fee payable	(188,052)	747,254
Interest and credit facility fees payable	757,268	2,439,575
Accrued expenses and other liabilities	454,439	670,901
Net cash provided by (used in) operating activities	(225,840,484)	(294,941,094)

Cash flows from financing activities:
Proceeds from Secured Credit Facility	83,016,000	170,000,000
Repayment of Secured Credit Facility	—	(25,000,000)
Deferred financing costs paid	—	(1,945,091)
Dividends paid in cash	(11,358,764)	(1,643,121)
Proceeds from issuance of common shares	157,391,157	208,601,300
Net cash provided by (used in) financing activities	229,048,393	350,013,088
Net increase (decrease) in cash and cash equivalents	3,207,909	55,071,994
Cash, cash equivalents and restricted cash, beginning of period	73,025,293	10,000
Cash, cash equivalents and restricted cash, end of period	76,233,202	55,081,994

Supplemental information and non-cash activities:
Cash paid for interest	15,999,514	1,259,988
Reinvestment of distributions	19,888,261	5,536,831
Accrued but unpaid deferred offering cost	274,585	—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

September 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P. (5)				14,792,309	$14,792,309	$16,061,069	4.05
Total Investments—non-controlled/non-affiliated(4) Equity Investments					$14,792,309	$16,061,069	4.05%
Total Equity Investments					$14,792,309	$16,061,069	4.05%

First and Second Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)(12)	8.00%/7.00% PIK	15.00%	1/11/2028	20,879,655	20,719,043	20,185,408	5.09
HDI Aerospace Intermediate Holding III Corporation (5)(7)	S+4.50%	9.46%	9/19/2031	1,166,667	1,155,001	1,156,459	0.29
Total Aerospace & Defense					$21,874,044	$21,341,867	5.38%

Air Freight & Logistics
Inmar, Inc. (12)	S+5.50%	10.23%	5/1/2026	2,962,500	2,942,616	2,963,004	0.75
LaserShip, Inc. (12)	S+4.50%	9.37%	5/7/2028	997,836	922,070	621,901	0.16
Rand Parent, LLC (7)	S+4.25%	9.54%	3/17/2030	1,496,250	1,494,380	1,497,088	0.38
Total Air Freight & Logistics					$5,359,066	$5,081,993	1.29%

Automobile Components
BBB Industries LLC (12)	S+5.25%	10.20%	7/25/2029	3,934,925	3,777,210	3,701,623	0.94
First Brands Group, LLC	S+5.00%	10.51%	3/30/2027	1,496,124	1,467,520	1,478,365	0.37
First Brands Group, LLC (12)	S+5.00%	10.51%	3/30/2027	1,975,989	1,927,175	1,952,277	0.49
Jump Auto Holdings LLC (5)(12)	S+6.75%	11.35%	9/30/2029	36,131,862	35,388,369	35,388,369	8.94
Jump Auto Holdings LLC (5)(6)(12)	S+6.75%	0.00%	9/30/2029	4,250,807	(84,970)	(84,970)	(0.02)
Power Stop, LLC	S+4.75%	9.91%	1/26/2029	2,987,071	2,922,017	2,867,588	0.73
Total Automobile Components					$45,397,321	$45,303,252	11.45%

The accompanying notes are an integral part of these consolidated financial statements

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Automobiles
Holley Inc.	S+3.75%	8.71%	11/17/2028	1,495,632	1,486,346	1,450,763	0.37
IXS Holdings, Inc.	S+4.25%	8.95%	3/5/2027	5,059,714	4,946,769	4,917,435	1.24
Square German BidCo GmbH (5)(8)(10)(12)	E+7.50%	10.85%	6/27/2029	18,366,965	17,384,692	18,068,502	4.57
Total Automobiles					$23,817,807	$24,436,700	6.18%

Biotechnology
Star Parent, Inc. (12)	S+3.75%	8.35%	9/27/2030	1,990,000	1,963,411	1,933,285	0.49
Total Biotechnology					$1,963,411	$1,933,285	0.49%

Building Products
Oscar AcquisitionCo, LLC	S+4.25%	8.85%	4/29/2029	997,455	991,288	984,299	0.25
Recess Holdings, Inc. (12)	S+4.50%	9.75%	3/29/2027	2,985,000	2,943,734	2,993,209	0.76
Trulite Holding Corp (5)(12)	S+6.00%	11.25%	3/1/2030	1,975,000	1,938,334	1,905,875	0.48
Total Building Products					$5,873,356	$5,883,383	1.49%

Chemicals
IRIS Holdings Inc.	S+4.75%	10.10%	6/28/2028	1,989,848	1,905,715	1,877,501	0.47
M2S Group Intermediate Holdings, Inc. (7)	S+4.75%	9.85%	8/25/2031	2,000,000	1,930,000	1,910,000	0.48
PMHC II, Inc.	S+4.25%	9.70%	4/23/2029	997,455	977,873	972,419	0.25
Rohm Holding GmbH	S+5.50%	10.59%	1/31/2029	997,495	943,683	935,151	0.24
Total Chemicals					$5,757,271	$5,695,071	1.44%

Commercial Services & Supplies
AVSC Holding Corp. (12)	S+3.00%/.25% PIK	8.20%	2/28/2025	3,948,013	3,908,750	3,924,996	0.99
Brand Industrial Services Inc (12)	S+4.50%	9.75%	8/1/2030	1,650,877	1,616,066	1,602,903	0.41
Discovery Purchaser Corporation (7)	S+4.38%	8.97%	10/4/2029	1,496,250	1,492,509	1,488,350	0.38
Eagle Parent Corp. (12)	S+4.25%	8.85%	4/2/2029	2,954,545	2,926,788	2,795,207	0.71
Element Materials Technology Group US Holdings Inc.(EM Midco 2 US LLC) (7)	S+3.75%	9.60%	7/6/2029	1,196,954	1,196,954	1,197,708	0.30
J-O Building Company LLC (5)(12)	S+6.75%	11.35%	5/25/2028	12,698,071	12,546,389	12,840,924	3.25
Service Logic Acquisition, Inc.	S+3.50%	8.31%	10/29/2027	598,500	598,500	599,625	0.15
Skopima Consilio Parent LLC	S+4.00%	8.96%	5/12/2028	1,994,859	1,994,859	1,989,871	0.50
The Action Environmental Group, Inc. (12)	S+4.00%	8.60%	10/24/2030	1,237,716	1,224,348	1,237,716	0.31
The Action Environmental Group, Inc. (6)	S+4.00%	—	10/24/2030	324,000	—	—	0.00
Total Commercial Services & Supplies					$27,505,163	$27,677,300	7.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Construction & Engineering
BP Loenbro Holdings Inc (5)(12)	S+6.00%	11.35%	2/1/2029	16,126,147	15,909,068	16,061,642	4.06
BP Loenbro Holdings Inc (5)(6)	S+6.00%	—	2/1/2029	1,834,862	(11,931)	(7,339)	0.00
BP Loenbro Holdings Inc (5)(6)	S+6.00%	10.97%	2/1/2029	1,834,862	1,077,055	1,093,578	0.28
Brock Holdings III, Inc. (12)	S+6.00%	10.60%	5/2/2030	2,666,667	2,616,053	2,683,333	0.68
Brown & Settle, Inc (5)(12)	S+8.44%	13.64%	4/12/2029	21,103,269	20,759,893	20,923,891	5.29
MEI Buyer LLC (5)(12)	S+5.00%	9.85%	6/29/2029	15,069,470	14,687,701	14,680,678	3.71
MEI Buyer LLC (5)(6)	S+5.00%	—	6/29/2029	2,650,602	(62,734)	(68,253)	(0.02)
MEI Buyer LLC (5)(6)	S+5.00%	—	6/29/2029	2,409,639	(28,632)	(62,410)	(0.02)
Total Construction & Engineering					$54,946,473	$55,305,120	13.98%

Construction Materials
Cornerstone Building Brands, Inc. (12)	S+4.50%	9.60%	5/2/2031	1,500,000	1,492,896	1,480,785	0.37
Nvent Electric Public Limited Company (7)	S+3.50%	8.45%	9/12/2031	1,875,000	1,865,625	1,872,656	0.47
Total Construction Materials					$3,358,521	$3,353,441	0.84%

Containers & Packaging
Tank Holding Corp. (12)	S+5.75%	10.25%	3/31/2028	987,374	963,705	968,367	0.24
Tank Holding Corp. (12)	S+6.00%	10.95%	3/31/2028	3,763,198	3,686,026	3,697,342	0.93
Tank Holding Corp. (6)(12)	S+6.00%	10.95%	3/31/2028	1,630,455	710,513	701,374	0.18
Total Containers & Packaging					$5,360,244	$5,367,083	1.35%

Distributors
American Auto Auction Group, LLC (12)	S+5.00%	9.75%	12/30/2027	1,964,596	1,883,351	1,970,745	0.50
Aramsco, Inc. (5)(12)	S+4.75%	9.35%	10/10/2030	1,270,842	1,247,934	1,194,591	0.30
Aramsco, Inc. (5)(6)(12)	S+4.75%	—	10/10/2030	222,772	—	(13,366)	0.00
BCPE Empire Holdings, Inc. (12)	S+4.75%	8.85%	12/11/2028	3,960,100	3,942,181	3,959,625	1.00
Total Distributors					$7,073,466	$7,111,595	1.80%

Diversified Consumer Services
AMCP Clean Acquisition Company, LLC (12)	S+5.00%	10.06%	6/15/2028	1,992,494	1,982,858	1,982,531	0.50
Total Diversified Consumer Services					$1,982,858	$1,982,531	0.50%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Electric Utilities
Carroll County Energy LLC	S+4.00%	8.60%	6/27/2031	2,433,750	2,410,055	2,432,533	0.62
Compass Power Generation, L.L.C.	S+3.75%	8.60%	4/14/2029	698,250	694,759	701,490	0.18
CPV Fairview, LLC	S+3.50%	8.35%	8/14/2031	2,000,000	1,990,124	2,006,660	0.51
Cricket Valley Energy Center (5)(12)	S+3.90%	8.50%	6/30/2025	18,569,241	17,726,611	17,139,409	4.33
Edgewater Generation, L.L.C.	S+4.25%	9.10%	8/1/2030	2,500,000	2,475,453	2,520,000	0.64
Kestrel Acquisition LLC (12)	S+4.25%	9.21%	6/2/2025	1,982,108	1,979,508	1,978,699	0.50
Lackawanna Energy Center LLC (12)	S+5.00%	9.10%	8/3/2029	2,267,551	2,204,698	2,284,557	0.58
Lackawanna Energy Center LLC (12)	S+5.00%	9.10%	8/6/2029	495,803	482,061	499,521	0.13
Lightning Power, LLC	S+3.25%	8.35%	8/16/2031	1,000,000	990,134	1,001,530	0.25
Oregon Clean Energy, LLC (12)	S+4.00%	8.60%	7/12/2030	3,372,628	3,355,857	3,382,881	0.86
Red Oak Power, LLC (7)	S+4.5%	8.59%	9/12/2030	1,750,000	1,732,500	1,737,610	0.44
Revere Power, LLC (7)(12)	S+4.25%	9.00%	3/27/2026	8,110,577	7,813,149	8,043,016	2.03
South Field Energy LLC	S+3.75%	8.35%	8/29/2031	3,750,000	3,731,501	3,762,488	0.95
Total Electric Utilities					$47,586,410	$47,490,394	12.02%

Electrical Equipment
Voltagrid LLC (5)(12)	S+6.50%	11.20%	2/28/2029	34,278,469	33,027,930	33,743,726	8.53
Voltagrid LLC (5)(6)	S+6.50%	—	2/28/2029	3,453,750	(41,952)	(53,879)	(0.01)
Total Electrical Equipment					$32,985,978	$33,689,847	8.52%

Energy Equipment & Services
Epic Crude Services, LP (7)	S+5.00%	9.85%	3/2/2026	954,628	954,628	955,821	0.24
Gravity Water Midstream LLC (5)(12)	S+6.90%	12.18%	4/11/2029	29,001,276	28,460,426	28,334,246	7.17
Total Energy Equipment & Services					$29,415,054	$29,290,067	7.41%

Ground Transportation
Odyssey Logistics & Technology Corporation (7)(12)	S+4.50%	9.10%	10/12/2027	1,987,481	1,968,667	1,968,858	0.50
Total Ground Transportation					$1,968,667	$1,968,858	0.50%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Health Care Providers & Services
ADMI Corp. (aka Aspen Dental)	S+3.75%	8.71%	12/23/2027	997,429	977,673	974,449	0.25
ADMI Corp. (aka Aspen Dental) (12)	S+5.75%	10.60%	12/23/2027	1,985,000	1,985,000	1,983,134	0.50
Charlotte Buyer, Inc. (12)	S+4.75%	9.85%	2/11/2028	3,446,360	3,395,417	3,472,208	0.88
Crisis Prevention Institute Inc (12)	S+4.75%	9.35%	4/9/2031	1,583,333	1,575,781	1,583,998	0.40
HAH Group Holding Company LLC (7)	S+5.00%	9.86%	9/24/2031	2,640,000	2,600,400	2,602,063	0.66
Heartland Dental, LLC (12)	S+4.50%	9.35%	4/28/2028	4,035,067	3,959,220	3,960,257	1.00
Imagefirst Holdings, LLC (5)(12)	S+4.25%	8.85%	4/27/2028	3,955,121	3,879,654	3,925,457	0.99
LSCS Holdings, Inc. (7)	S+4.50%	9.43%	12/16/2028	1,496,154	1,496,154	1,491,172	0.38
National Mentor Holdings, Inc. (7)	S+3.75%	8.65%	3/2/2028	2,908,419	2,759,068	2,789,493	0.71
National Mentor Holdings, Inc. (7)	S+3.75%	8.45%	3/2/2028	84,047	79,731	80,610	0.02
PetVet Care Centers, LLC (5)(12)	S+6.00%	10.85%	11/15/2030	13,457,445	13,211,615	13,064,488	3.30
PetVet Care Centers, LLC (5)(6)	S+6.00%	0.00%	11/15/2030	1,768,583	(15,460)	(51,289)	(0.01)
PetVet Care Centers, LLC (5)(6)	S+6.00%	0.00%	11/15/2029	1,768,583	(30,178)	(49,432)	(0.01)
Team Services Group (7)(12)	S+5.00%	10.51%	12/20/2027	1,474,534	1,462,739	1,454,628	0.37
Team Services Group, LLC	S+5.25%	10.65%	12/20/2027	500,000	489,668	493,750	0.12
U.S. Anesthesia Partners, Inc. (7)	S+4.25%	9.57%	10/1/2028	2,493,573	2,423,136	2,439,338	0.62
Total Health Care Providers & Services					$40,249,618	$40,214,324	10.18%

Hotels, Restaurants & Leisure
Ranger Holdco Spe LLC (5)	15.00% PIK	15.00%	8/8/2028	19,883,165	18,967,659	21,386,331	5.41
Total Hotels, Restaurants & Leisure					$18,967,659	$21,386,331	5.41%

Household Durables
Alliance Laundry Systems LLC	S+3.50%	8.35%	8/19/2031	1,200,000	1,194,094	1,200,828	0.30
Globe Electric Company Inc (5)(8)(9)(12)	S+6.50%	11.25%	7/25/2029	43,439,741	43,017,686	43,113,943	10.90
Total Household Durables					$44,211,780	$44,314,771	11.20%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Household Products
American Greetings Corporation (7)	S+5.75%	10.60%	4/6/2028	490,000	493,675	492,759	0.12
Journey Personal Care Corp.	S+4.25%	9.21%	3/1/2028	2,727,366	2,727,366	2,720,547	0.69
Staples, Inc. (12)	S+5.75%	10.69%	9/4/2029	5,000,000	4,809,525	4,536,600	1.15
Total Household Products					$8,030,566	$7,749,906	1.96%

Independent Power and Renewable Electricity Producers
EFS Cogen Holdings I LLC (5)(7)	S+3.50%	9.10%	10/3/2031	2,083,333	2,072,917	2,083,771	0.53
OSAKA Gas Michigan Power, LLC (5)(12)	S+6.00%	11.46%	10/31/2030	24,116,835	23,072,453	23,152,161	5.85
Total Independent Power and Renewable Electricity Producers					$25,145,370	$25,235,932	6.38%

Insurance
RSC Acquisition, Inc. (5)(12)	S+6.00%	9.77%	11/1/2029	1,838,320	1,809,755	1,829,128	0.46
RSC Acquisition, Inc. (5)(6)(12)	S+6.00%	9.77%	11/1/2029	154,286	(2,520)	(771)	0.00
Total Insurance					$1,807,235	$1,828,357	0.46%

IT Services
Indy US Bidco, LLC (7)(12)	S+6.25%	9.60%	3/6/2028	5,000,000	4,989,375	4,975,000	1.26
Neptune Bidco US Inc. (7)(12)	S+5.00%	10.40%	4/11/2029	2,733,750	2,542,885	2,560,950	0.65
Physician Partners LLC	S+4.00%	9.56%	12/26/2028	984,848	941,534	625,999	0.16
Total IT Services					$8,473,794	$8,161,949	2.07%

Leisure Products
Varsity Brands, Inc. (7)	S+3.75%	8.87%	8/26/2031	2,000,000	1,992,500	1,985,420	0.50
Total Leisure Products					$1,992,500	$1,985,420	0.50%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Machinery
Arcline FM Holdings, LLC (12)	S+4.50%	9.65%	6/23/2028	4,582,060	4,466,494	4,586,963	1.16
Bettcher Industries, Inc. (12)	S+4.00%	8.60%	12/14/2028	994,898	994,898	987,436	0.25
C&D Technologies, Inc (12)	S+5.75%	10.71%	12/20/2025	5,359,188	5,354,949	5,305,596	1.34
Discovery Energy Holding Corp (12)	S+4.75%	9.35%	5/1/2031	2,793,000	2,713,918	2,817,439	0.71
DS Parent Inc (12)	S+5.50%	10.10%	1/31/2031	1,995,000	1,902,861	1,930,163	0.49
Husky Injection Molding Systems Ltd. (8)(9)	S+5.00%	10.33%	3/28/2025	997,500	990,165	991,685	0.25
LSF12 Badger Bidco LLC (12)	S+6.00%	10.85%	8/30/2030	1,480,019	1,450,267	1,417,118	0.36
LTI Holdings, Inc. (7)	S+4.75%	9.60%	7/24/2026	3,000,000	2,962,500	2,948,430	0.75
Texas Hydraulics Holdings Inc (5)(6)(7)(12)	S+6.25%	—	11/14/2030	33,020,490	(660,410)	(660,410)	(0.17)
Total Machinery					$20,175,642	$20,324,420	5.14%

Metals & Mining
Arsenal AIC Parent LLC (12)	S+3.25%	8.10%	8/18/2030	2,970,094	2,943,825	2,964,153	0.75
Total Metals & Mining					$2,943,825	$2,964,153	0.75%

Oil, Gas & Consumable Fuels
Limetree Bay Terminals, LLC (5)(12)	S+4.50%/1% PIK	13.61%	12/11/2026	23,214,344	22,414,964	22,494,699	5.69
Limetree Bay Terminals, LLC (5)(12)	S+6.50%/2% PIK	10.61%	2/12/2029	10,273,090	10,042,225	10,132,862	2.56
Total Oil, Gas & Consumable Fuels					$32,457,189	$32,627,561	8.25%

Personal Care Products
KDC/One Development Corporation, Inc. (8)(9)(12)	S+4.50%	9.36%	8/15/2028	3,990,000	3,891,262	3,989,362	1.01
PLZ Corp.	S+3.50%	8.46%	8/3/2026	1,496,073	1,417,495	1,386,366	0.35
Total Personal Care Products					$5,308,757	$5,375,728	1.36%

Professional Services
Genuine Financial Holdings LLC	S+4.00%	8.85%	9/27/2030	1,496,222	1,492,549	1,485,000	0.38
GeoStabilization International, LLC (5)(12)	S+5.25%	10.60%	12/19/2028	1,990,000	1,972,905	1,990,000	0.50
Mckissock Investment Holdings LLC (12)	S+5.00%	9.96%	3/12/2029	2,481,250	2,427,106	2,478,173	0.63
Teneo Holdings LLC (12)	S+4.75%	9.60%	3/13/2031	1,326,667	1,314,072	1,330,819	0.34
Total Professional Services					$7,206,632	$7,283,992	1.85%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Software
AQA Acquisition Holding, Inc. (12)	S+4.25%	9.76%	3/3/2028	859,280	849,497	859,280	0.22
CE Intermediate I, LLC	S+3.50%	8.76%	11/10/2028	498,721	498,721	498,412	0.13
DS Admiral Bidco, LLC (5)(12)	S+4.25%	9.10%	6/26/2031	4,000,000	3,961,100	3,840,000	0.97
DTI Holdco, Inc. (12)	S+4.75%	9.60%	4/26/2029	1,473,684	1,429,564	1,477,634	0.37
Total Software					$6,738,882	$6,675,326	1.69%

Specialty Retail
MED ParentCo LP (12)	S+4.00%	8.85%	4/15/2031	1,800,000	1,791,416	1,800,864	0.46
Spencer Spirit IH LLC (7)(12)	S+5.50%	10.74%	7/15/2031	2,000,000	1,996,478	1,997,500	0.51
Total Specialty Retail					$3,787,894	$3,798,364	0.97%

Technology Hardware, Storage & Peripherals
Xplor T1, LLC (5)(12)	S+4.25%	8.85%	6/24/2031	1,800,000	1,791,256	1,806,750	0.46
Total Technology Hardware, Storage & Peripherals					$1,791,256	$1,806,750	0.46%

Textiles, Apparel & Luxury Goods
Champ Acquisition Corporation (12)	S+5.50%	10.37%	12/19/2025	1,410,125	1,410,125	1,414,708	0.36
IBG Borrower LLC (5)(12)	S+6.00%	10.75%	8/22/2029	9,750,000	9,663,128	9,737,813	2.46
Total Textiles, Apparel & Luxury Goods					$11,073,253	$11,152,521	2.82%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2024

(Unaudited)

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
DXP Enterprises, Inc. (12)	S+4.75%	10.16%	10/11/2030	1,980,000	1,953,100	1,980,990	0.50
DXP Enterprises, Inc. (7)	S+3.75%	9.06%	10/11/2030	2,160,000	2,160,000	2,161,080	0.55
Lincoln Metal Shop, Inc. (5)(12)	S+6.00%	11.08%	6/7/2027	22,268,607	21,949,917	22,324,279	5.64
Lincoln Metal Shop, Inc. (5)(12)	S+6.00%	10.82%	6/24/2031	5,717,067	5,576,943	5,731,360	1.45
RelaDyne Inc. (12)	S+4.25%	9.10%	12/22/2028	1,969,697	1,913,090	1,968,476	0.50
RelaDyne Inc. (12)	S+4.50%	9.35%	12/22/2028	1,980,050	1,900,921	1,978,407	0.50
Total Trading Companies & Distributors					$35,453,971	$36,144,592	9.14%

Total First and Second Lien Debt					$598,040,933	$601,942,184	152.23%

Total Investments—non-controlled/non- affiliated					$612,833,242	$618,003,253	156.28%

Total Investments Portfolio					$612,833,242	$618,003,253	156.28%

Cash Equivalents
State Street Institutional Money Market Fund (11)					52,095,523	52,095,523	13.17
Total Cash Equivalents					$52,095,523	$52,095,523	13.17%
Total Portfolio Investments and Cash Equivalents					$664,928,765	$670,098,776	169.45%
Liabilities in excess of Other Assets						$(274,647,098)	(69.45)%
Net Assets						$395,451,678	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2024

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of September 30, 2024, rates for the 6 month, 3 month and 1 month E are 3.105%, 3.279%, and 3.353%, respectively. As of September 30, 2024, 6 month, 3 month and 1 month S are 4.85%, 4.59% and 4.25%, respectively.
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
(7)
Position or portion thereof is unsettled as of September 30, 2024.
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets totaled 9.26% of the Company’s total assets.
(9)
The issuer of this investment is domiciled in Canada.
(10)
The issuer of this investment is domiciled in Germany.
(11)
The annualized seven-day yield as of September 30, 2024 is 4.69%.
(12)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.

Additional Information

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	17,497,288	EUR	16,211,250	11/22/2024	$(587,496)

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

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units(3)	Amortized Cost	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
DXP Enterprises, Inc. (5)(12)	S+4.75%	10.29%	10/11/2030	1,995,000	1,965,563	1,999,988	0.90
FCG Acquisitions Inc. (12)	S+4.75%	10.11%	3/31/2028	1,636,067	1,602,979	1,631,813	0.74
Lincoln Metal Shop, Inc. (5)(12)	S+6.00%	11.51%	6/7/2027	23,171,389	22,764,069	23,142,424	10.44
Patriot Container Corp. (12)	S+3.75%	9.21%	3/20/2025	2,973,712	2,821,296	2,842,988	1.28
RelaDyne Inc. (12)	S+4.25%	9.61%	12/22/2028	1,984,848	1,919,948	1,973,694	0.89
RelaDyne Inc. (12)	S+5.00%	10.36%	12/22/2028	1,990,000	1,899,814	1,985,025	0.90
Total Trading Companies & Distributors					$32,973,669	$33,575,932	15.15%

Total First and Second Lien Debt					$330,431,006	$336,818,564	151.98%

Total Investments—non-controlled/non- affiliated					$345,223,315	$352,378,520	159.00%

Total Investments Portfolio					$345,223,315	$352,378,520	159.00%

Cash Equivalents
State Street Institutional Money Market Fund (11)					69,473,744	69,473,744	31.35
Total Cash Equivalents					$69,473,744	$69,473,744	31.35%
Total Portfolio Investments and Cash Equivalents					$414,697,059	$421,852,264	190.35%
Liabilities in excess of Other Assets						$(200,236,344)	(90.35)%
Net Assets						$221,615,920	100.00%

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

Notes to the Consolidated Financial Statements

Note 1. Organization

Organization

Kennedy Lewis Capital Company, (the “Company”), is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a business development company (a “BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company offers on a continuous basis up to $2,000,000,000 Common Shares pursuant to an offering registered with the SEC (the “Public Offering”). The Company offers to sell any combination of three classes of Common Shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The subscription price per share for each class of Common Shares is equal to or above the net asset value per share, as of the effective date of the monthly share purchase date. Realta Equities, Inc. (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering.

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

Note 2. Significant Accounting Policies

Industry Reclassification

During the quarter ended March 31, 2024, the Company changed the investment industry classification from those provided by Moody's to those provided by S&P. The Consolidated Schedule of Investments as of December 31, 2023, as well as the industry composition of investments based on fair value as of December 31, 2023 disclosed in Note 4 - Investments and Fair Value Measurements, have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the period ended September 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2024 and December 31, 2023, we had $53,305,294 and $47,844,154 of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the statements of assets and liabilities. This is further discussed in Note 6. As of September 30, 2024 we had $1,410,000 of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

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

PIK Income

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income. Because the Company has elected to be treated as a RIC for U.S. federal income purposes under Subchapter M of the Code, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the three months ended September 30, 2024 and September 30, 2023, the Advisor did not incur organization and offering costs on behalf of the Company. For the nine months ended September 30, 2024 and September 30, 2023, the Advisor and its affiliates incurred organization and offering costs of $0 and $328,240, respectively, on behalf of the Company.

Income Taxes

The Company has elected to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. Rather, any tax liability related to income earned and distributed would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the aggregate net asset value of that class in relation to the aggregate net asset value of the Company. Expenses that are specific to a class of shares are allocated to such class directly.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the three months ended September 30, 2024 and September 30, 2023, the management fee was $1,147,137 and $676,482, respectively. At the Advisor’s discretion, no management fee was waived during the three months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the management fee was $2,763,043 and $1,542,831, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the nine months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the management fee, net of waivers was $2,763,043 and $1,414,691, respectively.

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

For the three months ended September 30, 2024 and September 30, 2023, income-based incentive fees were $1,295,382 and $465,852, respectively. At the Advisor's discretion $0 and $465,852 of the income incentive fees was waived during the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and September 30, 2023, income-based incentive fees were $3,005,154 and $465,852, respectively. At the Advisor’s discretion, $0 and $465,852 of the income incentive fee was waived during the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Advisory Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three months ended September 30, 2024 and September 30, 2023, the Company accrued capital gains incentive fees of $(151,781) and $317,514, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company accrued capital gains incentive fees of $(78,801) and $747,254, respectively, of which none was currently payable on such date under the Advisory Agreement.

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

Managing Dealer Agreement

On April 11, 2024, the Company entered into a managing dealer agreement with the Managing Dealer (the “Managing Dealer Agreement”), pursuant to which the Managing Dealer agreed to, among other things, manage the Company’s relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of Common Shares, which the Company refers to as “participating brokers,” and financial advisors. The Managing Dealer also coordinates the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. As set forth in and pursuant to the Managing Dealer Agreement, the Company pays the Managing Dealer certain fees, including a $10,000 retainer paid monthly in arrears, to be deducted by any applicable commissions (five basis points paid at point of sale on all Common Shares sold to the public by the Managing Dealer) paid in the relevant month. The retainer terminates upon payment of $250,000 in total fees to the Managing Dealer. The Company does not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of its shares, but may pay for certain due diligence expenses, expenses incurred in connection with the printing and mailing of prospectuses to other than current shareholders and the printing and mailing of sales literature and expenses incurred relating to offering the Common Shares as an option on any distribution platform, including expenses for any services provided in connection therewith.

Either party may terminate the Managing Dealer Agreement at any time with or without cause effective upon receipt of written notice to that effect. The Company’s obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S and Class D shares distributed in the Public Offering as described therein shall survive termination of the agreement until such shares are no longer outstanding (including such shares that have been converted into Class I shares).

Distribution and Servicing Plan

On February 21, 2024, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D and Class I Common Shares on an annualized basis as a percentage of the Company’s net asset value for such class.

Shareholder Servicing and/or Distribution Fee as a % of Net Asset Value
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to Financial Industry Regulatory Authority, Inc. (“FINRA”) and other limitations on underwriting compensation.

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s dividend reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase and are similar to commissions.

For the three and nine months ended September 30, 2024, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares.

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

For the three months ended September 30, 2024 and September 30, 2023, the Advisor provided $203,057 and $768,088 of expense support, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Advisor provided $1,090,004 and $1,459,857 of expense support, respectively.

The Company did not have any obligation to make a Reimbursement Payment as of September 30, 2024 or September 30, 2023 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $3,985,816.

As of September 30, 2024, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$579,073,274	$580,555,853	93.94%	$313,932,958	$317,768,488	90.18%
Second lien debt	18,967,659	21,386,331	3.46%	16,498,048	19,050,076	5.41%
Equity	14,792,309	16,061,069	2.60%	14,792,309	15,559,956	4.41%
Total investments	$612,833,242	$618,003,253	100.00%	$345,223,315	$352,378,520	100.00%

The industry composition of investments based on fair value as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Construction & Engineering	8.95%	4.17%
Electric Utilities	7.68	7.20
Automobile Components	7.33	1.62
Household Durables	7.17	—
Commercial Services & Supplies	7.08	15.33
Health Care Providers & Services	6.51	7.37
Trading Companies & Distributors	5.85	9.52
Electrical Equipment	5.45	—
Oil, Gas & Consumable Fuels	5.28	—
Energy Equipment & Services	4.74	1.41
Independent Power and Renewable Electricity Producers	4.08	0.80
Automobiles	3.95	1.20
Hotels, Restaurants & Leisure	3.46	5.69
Aerospace & Defense	3.47	—
Machinery	3.29	3.69
Textiles, Apparel & Luxury Goods	1.80	3.21
IT Services	1.32	3.63
Household Products	1.25	4.20
Professional Services	1.18	6.33
Distributors	1.15	2.80
Software	1.08	3.48
Building Products	0.95	1.06
Chemicals	0.92	2.55
Personal Care Products	0.87	1.12
Containers & Packaging	0.87	1.98
Air Freight & Logistics	0.82	1.36
Specialty Retail	0.61	—
Construction Materials	0.54	—
Metals & Mining	0.48	0.85
Leisure Products	0.32	0.56
Diversified Consumer Services	0.33	1.87
Ground Transportation	0.32	0.69
Biotechnology	0.31	1.40
Insurance	0.30	3.16
Technology Hardware, Storage & Peripherals	0.29	0.00
Health Care Equipment & Supplies	—	0.88
Electronic Equipment, Instruments & Components	—	0.32
Health Care Technology	—	0.28
Gas Utilities	—	0.27
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024				December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$547,549,437	$551,839,761	89.30%	139.55%	$340,353,603	$347,440,385	98.60%	156.78%
Canada	47,899,113	48,094,990	7.78%	12.16%	3,885,951	3,954,000	1.12%	1.78%
Germany	17,384,692	18,068,502	2.92%	4.57%	—	—	—	—
Luxembourg	—	—	—	—	983,761	984,135	0.28%	0.44%
Total	$612,833,242	$618,003,253	100.00%	156.28%	$345,223,315	$352,378,520	100.00%	159.00%

The following tables present the fair value hierarchy of the Company’s investment portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$193,663,965	$386,891,888	$580,555,853
Second Lien Debt	—	—	21,386,331	21,386,331
Subtotal	$—	$193,663,965	$408,278,219	$601,942,184
Investment measured at net asset value(1)				16,061,069
Total investments				$618,003,253

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$179,350,279	$138,418,209	$317,768,488
Second Lien Debt	—	—	19,050,076	19,050,076
Subtotal	$—	$179,350,279	$157,468,285	$336,818,564
Investment measured at net asset value(1)				15,559,956
Total investments				$352,378,520

(1) The Company, as a practical expedient, estimates the fair value of its investment in KKR Tinder TFC Aggregator L.P. using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2024 and September 30, 2023, respectively:

	First Lien Debt	Second Lien Debt	Total
Balance as of June 30, 2024	$335,836,232	$20,571,894	$356,408,126
Purchases of investments	75,754,856	—	75,754,856
Proceeds from principal pre-payments and sales of investments	(18,478,153)	—	(18,478,153)
Payment-in-kind	486,197	734,049	1,220,246
Net accretion of discount on investments	967,422	128,531	1,095,953
Net realized gain (loss)	100,216	—	100,216
Net change in unrealized appreciation/(depreciation)	(37,448)	(48,143)	(85,591)
Transfers into Level 3	1,272,164	—	1,272,164
Transfers out of Level 3	(9,009,598)	—	(9,009,598)
Balance as of September 30, 2024	$386,891,888	$21,386,331	$408,278,219

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(37,448)	$(48,143)	$(85,591)

	First Lien Debt	Second Lien Debt	Total
Balance as of December 31, 2023	$138,418,209	$19,050,076	$157,468,285
Purchases of investments	303,415,019	—	303,415,019
Proceeds from principal pre-payments and sales of investments	(55,759,531)	—	(55,759,531)
Payment-in-kind	1,252,323	2,107,582	3,359,905
Net accretion of discount on investments	2,322,444	362,027	2,684,471
Net realized gain (loss)	486,321	—	486,321
Net change in unrealized appreciation/(depreciation)	204,149	(133,354)	70,795
Transfers into Level 3	4,533,215	—	4,533,215
Transfers out of Level 3	(7,980,261)	—	(7,980,261)
Balance as of September 30, 2024	$386,891,888	$21,386,331	$408,278,219

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$204,149	$(133,354)	$70,795

Level 2 investments are valued using prices obtained from pricing services. The Company had $7,737,434 and $3,447,046 transfers between levels on a net basis during the three and nine months ended September 30, 2024, respectively.

	First Lien Debt	Second Lien Debt	Total
Balance as of June 30, 2023	$58,960,066	$17,655,000	$76,615,066
Purchases of investments	13,152,473	—	13,152,473
Proceeds from principal pre-payments and sales of investments	(444,715)	—	(444,715)
Payment-in-kind	—	619,340	619,340
Net accretion of discount on investments	75,220	161,304	236,524
Net change in unrealized appreciation/(depreciation)	360,484	(117,950)	242,534
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of September 30, 2023	$72,103,528	$18,317,694	$90,421,222

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$360,484	$(117,950)	$242,534

	First Lien Debt	Second Lien Debt	Total
Balance as of February 1, 2023 (commencement of operations)	$—	$—	$—
Purchases of investments	72,432,072	13,500,000	85,932,072
Proceeds from principal pre-payments and sales of investments	(770,643)	—	(770,643)
Payment-in-kind	—	2,119,340	2,119,340
Net accretion of discount on investments	90,586	165,627	256,213
Net change in unrealized appreciation/(depreciation)	351,513	2,532,727	2,884,240
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of September 30, 2023	$72,103,528	$18,317,694	$90,421,222

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$351,513	$2,532,727	$2,884,240

The Company had no transfers between levels during the three months ended September 30, 2023 and the period from February 1, 2023 (commencement of operations) to September 30, 2023.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of September 30, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value as of September 30, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Second Lien Debt	$21,386,331	Discounted cash flow	Discount rate	15.50%	15.50%
First Lien Debt	332,531,006	Discounted cash flow	Discount rate	9.21% - 16.50%	11.42%
	19,717,893	Market quotations	Broker quoted price	94.00 - 100.38	98.32
	34,642,989	Transactional Value (1)	N/A	N/A	N/A
	$408,278,219
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

The table below presents the aggregate notional amount and fair value of the Company’s derivative financial instruments as of September 30, 2024:

	September 30, 2024
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivatives assets at fair value	$—	$—	$—	$—	$—
Cash collateral received				—

Derivative Liabilities
Foreign currency forward contract	$—	$(587,496)	$—	$(587,496)	$17,497,288
Total Derivatives liabilities at fair value	$—	$(587,496)	$—	$(587,496)	$17,497,288
Cash collateral posted				$1,410,000

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2024 and September 30, 2023, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gain (loss)
Foreign currency forward contract	$(599,133)	$—	$(587,496)	$—
Net change in unrealized appreciation (depreciation)	$(599,133)	$—	$(587,496)	$—
Realized gain (loss)
Foreign currency forward contract	$—	$—	$—	$—
Net realized gain (loss)	$—	$—	$—	$—

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

Note 6. Borrowing

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and newly formed subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of September 30, 2024 is $300 million, which can be drawn in U.S. dollars subject to certain conditions. The maturity date of the Secured Credit Facility is May 1, 2028.

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) if the percentage of loans that are broadly syndicated loans (“BSL”) is 60% or higher on each day during such interest period, 3.25%, (ii) if the percentage of loans that are BSL is less than 60% during any day during such interest period but higher than 30% on each day during such interest period, 3.35% and (iii) in relation to either (A) any period in the 18 months following the closing of the Secured Credit Facility during which the percentage of loans that are BSL is less than 30% on any day during such interest period or (B) any interest period that occurs more than 18 months following the closing of the Secured Credit Facility, 3.50%. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). On November 14, 2023, the periods and target utilization percentages set forth in the minimum utilization payment table in the Secured Credit Facility were amended. Such amendments were not material to the Company’s financial statements. As of September 30, 2024, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of September 30, 2024, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $278,016,000 on the consolidated statement of assets and liabilities as of September 30, 2024 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following tables summarize the average debt outstanding and the interest rates on the Secured Credit Facility for the three and nine months ended September 30, 2024 and September 30, 2023, respectively:

	For the Three Months Ended September 30,
	2024	2023
Average Debt Outstanding	$256,000,696	$106,032,609
Effective Interest Rate	9.18%	12.51%
Weighted Average Interest Rate (1)	8.74%	8.61%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees or the amortization of deferred financing costs.

	For the Nine Months Ended September 30,
	2024	2023
Average Debt Outstanding	$244,413,356	$64,815,789
Effective Interest Rate	9.41%	14.84%
Weighted Average Interest Rate (1)	8.77%	8.61%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees or the amortization of deferred financing costs.

For the three and nine months ended September 30, 2024 and September 30, 2023, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended September 30,
	2024	2023
Borrowing interest expense	$5,640,638	$2,332,939
Minimum utilization fee	—	387,513
Non-utilization fees	112,443	450,597
Amortization of deferred financing costs	173,480	173,481
Total interest and debt financing expense	$5,926,561	$3,344,530

	For the Nine Months Ended September 30,
	2024	2023
Borrowing interest expense	$16,102,797	$2,355,813
Minimum utilization fee	261,056	387,513
Non-utilization fees	392,929	956,237
Amortization of deferred financing costs	516,669	307,362
Total interest and debt financing expense	$17,273,451	$4,006,925

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of September 30, 2024, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$15,319,247	$8,336,031
Unfunded revolver obligations	5,153,131	6,067,963
Unfunded term loan	33,020,490	—
Total Unfunded	$53,492,868	$14,403,994

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at September 30, 2024 and December 31, 2023, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of September 30, 2024	Fair Value as of September 30, 2024
Aramsco, Inc.	Delayed Draw Term Loan	10/10/2030	222,772	(13,366)
BP Loenbro Holdings Inc	Revolver	2/1/2029	733,945	(2,936)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	1,834,862	(7,339)
Jump Auto Holdings LLC	Delayed Draw Term Loan	9/30/2029	4,250,807	(84,970)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	2,409,639	(62,410)
MEI Buyer LLC	Revolver	6/29/2029	2,650,603	(68,253)
PetVet Care Centers, LLC	Delayed Draw Term Loan	11/15/2029	1,768,583	(51,289)
PetVet Care Centers, LLC	Revolver	11/15/2030	1,768,583	(49,432)
RSC Acquisition, Inc.	Delayed Draw Term Loan	11/1/2029	154,286	(771)
Tank Holding Corp.	Delayed Draw Term Loan	3/31/2028	900,548	(15,760)
Texas Hydraulics Holdings Inc	Term Loan	11/14/2030	33,020,490	(660,410)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	10/24/2030	324,000	-
Voltagrid LLC	Delayed Draw Term Loan	2/28/2029	3,453,750	(53,879)
Total Unfunded Balances			$53,492,868	$(1,070,815)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2023	Fair Value as of December 31, 2023
Aramsco, Inc.	Delayed Draw Term Loan	10/10/2030	445,545	(927)
Imagefirst Holdings, LLC	Delayed Draw Term Loan	4/27/2028	666,667	(3,333)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	2,409,639	(48,313)
MEI Buyer LLC	Revolver	6/29/2029	2,602,410	(73,778)
PetVet Care Centers, LLC	Delayed Draw Term Loan	11/15/2029	1,768,583	(17,354)
PetVet Care Centers, LLC	Revolver	11/15/2030	1,768,583	(34,430)
RSC Acquisition Inc	Delayed Draw Term Loan	11/1/2029	1,638,571	(16,386)
Ryan LLC	Delayed Draw Term Loan	11/14/2030	190,476	417
Sales Performance International, LLC	Revolver	8/24/2028	1,696,970	(32,893)
Tank Holding Corp	Delayed Draw Term Loan	3/31/2028	1,086,115	(46,160)
The Action Environmental Group	Delayed Draw Term Loan	10/24/2030	130,435	326
Total Unfunded Balances			$14,403,994	$(272,831)

Note 8. Net Assets

Subscriptions

The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We previously offered our Common Shares, pursuant to the terms set forth in the Company’s Confidential Private Placement Memorandum (the “Private Offering”) and subscription agreements that we entered into with investors in connection with the Private Offering (each, a “Subscription Agreement”). The Common Shares issued under the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as amended (the “Securities Act”) only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made.

Under the Private Offering, the Company raised equity capital through one or more closings (“Closings”) at which the Company accepted funds from investors in connection with such investors’ purchases of Common Shares (the first such Closing the “Initial Closing”). The Initial Closing occurred on February 1, 2023 (the “Initial Closing Date”). Each Closing generally occurred on a monthly basis on the first calendar day of the month or on a date as determined by the Company or the Advisor in its sole discretion. In exchange for its subscription amount, each investor received an amount of Common Shares equal to its subscription amount divided by the applicable price per Common Share (“Price Per Common Share”). The Price Per Common Share means the Company’s then-calculated net asset value per Common Share determined by the Company as of a date within 48 hours of the Closing Date, which was determined in accordance with the limitations under Section 23 of the 1940 Act. The Company may set the Price Per Common Share above the then-calculated net asset value per Common Share based on a variety of factors, including the total amount of the Company’s organizational and other expenses. The Company’s final Closing under the Private Offering occurred on June 1, 2024. All Common Shares issued under the Private Offering are now classified as Class I shares.

On June 24, 2024, the Company received a notice of effectiveness related to the Company’s registration statement on Form N-2 (as amended, the “N-2 Registration Statement”). Pursuant to the N-2 Registration Statement and the Multi-Class Order, the Company has the authority to issue up to $2,000,000,000 of its Class S shares, Class D shares, and Class I shares.

For the nine months ended September 30, 2024 and September 30, 2023, related parties purchased 326,554 Class I shares of the Company for aggregate proceeds of $6,750,000 and 102,977 Class I shares of the Company for aggregate proceeds of $2,052,000, respectively.

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of September 30, 2024, and December 31, 2023, 12,035,986 and 6,465,480 Class I shares were owned by these affiliated feeder entities, respectively.

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024(1)
	Shares	Amount	Shares	Amount
Class I
Subscriptions	2,562,447	$52,869,000	7,653,222	$157,391,157
Share transfers between classes	—	$—	—	$—
Distributions reinvested	334,457	$6,762,718	973,395	$19,888,261
Share repurchases	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	2,896,904	$59,631,718	8,626,617	$177,279,418
Class S(2)
Subscriptions	—	$—	—	$—
Share transfers between classes	—	$—	—	$—
Distributions reinvested	—	$—	—	$—
Share repurchases	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	—	$—	—	$—
Class D(2)
Subscriptions	—	$—	—	$—
Share transfers between classes	—	$—	—	$—
Distributions reinvested	—	$—	—	$—
Share repurchases	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	—	$—	—	$—

(1) Transactions in Common Shares for the nine months ended September 30, 2024 includes the issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the nine months ended September 30, 2024. All Common Shares issued under the Private Offering are now classified as Class I shares.

(2) There were no Class S or Class D shares outstanding for the period ended September 30, 2024.

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023(1)		For the Nine Months Ended September 30, 2023(1)
	Shares	Amount	Shares	Amount
Class I
Subscriptions	21,038	$424,300	10,490,588	$208,601,300
Share transfers between classes	—	$—	—	$—
Distributions reinvested	123,021	$3,037,048	278,368	$5,536,831
Share repurchases	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	144,059	$3,461,348	10,768,956	$214,138,131

(1) Transactions in Common Shares for the three and nine months ended September 30, 2023 represents issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the three and nine months ended September 30, 2023. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Net Asset Value per Share and Offering Price

The Administrator determines net asset value for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent net asset value per share available for each share class, which will be the prior calendar day net asset value per share (i.e. the prior month-end net asset value). The following table summarizes each month-end net asset value per share for Class I, Class S, and Class D Common Shares of beneficial interest during the nine months ended September 30, 2024 and 2023:

	Net Asset Value Per Share
For the Months Ended	Class I	Class S(1)	Class D(1)
January 31, 2024	$20.72	$—	$—
February 29, 2024	20.87	—	—
March 31, 2024	20.58	—	—
April 30, 2024	20.72	—	—
May 31, 2024	20.31	—	—
June 30, 2024	20.48	—	—
July 31, 2024	20.64	—	—
August 31, 2024	20.22	—	—
September 30, 2024	20.37	—	—

(1) There were no Class S or Class D shares outstanding for the nine months ended and as of September 30, 2024.

Net Asset Value Per Share
For the Months Ended	Class I(1)
February 28, 2023	$19.80
March 31, 2023	19.78
April 30, 2023	19.87
May 31, 2023	19.55
June 30, 2023	20.06
July 31, 2023	20.32
August 31, 2023	20.13
September 30, 2023	20.39

(1) Common Shares issued during the three and nine months ended September 30, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Repurchases

The Company has commenced a discretionary share repurchase program in which it may, subject to market conditions and the discretion of the Board, offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding as of the close of the previous calendar quarter; provided, however, that the Company shall, subject to the Board’s discretion and approval, repurchase Common Shares from shareholders in an amount at least equal to 10% of the Company’s net asset value in respect of the fourth calendar quarter of each of the eighth and tenth calendar years following the Initial Closing Date. The Board may amend, suspend or terminate the share repurchase program at any time if in its reasonable judgment if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Exchange Act Rule 13e-4 and the 1940 Act and subject to compliance with applicable covenants and any restrictions under the Company’s financing arrangements. All shares purchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.

Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter.

During the three and nine months ended September 30, 2024, and during the year ended December 31, 2023, no shares were tendered for repurchase.

Distributions

Distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.

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

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the nine months ended September 30, 2024 and September 30, 2023, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2024	August 12, 2024	September 26, 2024	$0.56	$10,656,800	334,457	$6,762,718
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$31,247,025		$19,888,261

Of the total distributions paid during the three and nine months ended September 30, 2024, $3,894,082 and $11,358,764 was distributed in cash, respectively. Of the total distributions paid for the nine months ended September 30, 2024 $2,353,352 was payable as of December 31, 2023.

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 7, 2023	August 7, 2023	August 22, 2023	$0.38	$4,040,011	123,021	$3,037,048
May 9, 2023	May 9, 2023	June 29, 2023	$0.30	$3,139,941	155,347	$2,499,783
				$7,179,952		$5,536,831

(1) Common Shares issued during the three and nine months ended September 30, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the three and nine months ended September 30, 2023, $1,002,963 and $1,643,121 was distributed in cash, respectively.

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

For the three and nine months ended September 30, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the nine months ended September 30, 2024 and September 30, 2023, respectively:

	For the Nine Months Ended September 30,
	2024(1)		2023
	Class I		Class I(2)
	Per Share	Amount	Per Share	Amount
Net investment income	1.14	$22,199,205	0.63	$6,743,100
Net realized gains	0.11	2,137,087	0.05	436,852
Distributions in excess of net investment income	0.04	870,983	0.00	—
Total	1.29	$25,207,275	0.68	$7,179,952

(1) There were no Class S or Class D shares outstanding for the nine months ended and as of September 30, 2024.

(2) Common Shares issued during the nine months ended September 30, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Note 9. Financial Highlights

The following are financial highlights for the nine months ended September 30, 2024 and September 30, 2023, respectively:

	For the nine months ended September 30, 2024
	Class I	Class S(7)	Class D(7)
Per Share Data:
Net asset value, beginning of period	$20.55	$—	$—
Results of operations:
Net investment income (loss)(1)	1.53	—	—
Net unrealized and realized gain (loss)(2)	0.00	—	—
Net increase (decrease) in net assets resulting from operations	1.53	—	—
Distribution declared (3)	(1.71)	—	—
Total increase (decrease) in net assets	(0.18)	—	—
Net asset value, end of period	$20.37	$—	$—
Total return based on net asset value (4)	7.45%	—	—
Shares outstanding, end of period	19,411,885	—	—

Ratios and supplemental data:
Net assets, end of period	$395,451,678	$—	$—
Weighted-average net assets	298,435,026	—	—
Weighted-average shares outstanding	14,549,894	—	—
Ratio of net expenses to average net assets (5)	11.90%	—	—
Ratio of net expenses before voluntary waivers to average net assets(5)	11.90%	—	—
Ratio of net investment income to average net assets (5)	9.83%	—	—
Portfolio turnover	39.80%	—	—
Asset Coverage Ratio (6)	242.24%	—	—

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
(7)
There were no Class S or Class D shares outstanding as of September 30, 2024.

For the Nine Months Ended September 30, 2023
Class I(8)
Per Share Data:
Net asset value, beginning of period	$20.00
Results of operations:
Net investment income (loss)(1)	0.84
Net unrealized and realized gain (loss)(2)	0.23
Net increase (decrease) in net assets resulting from operations	1.07
Distribution declared (3)	(0.68)
Total increase (decrease) in net assets	0.39
Net asset value, end of period	$20.39
Total return based on NAV (4)	5.35%
Shares outstanding, end of period	10,769,456

Ratios and supplemental data:
Net assets, end of period	$219,555,915
Weighted-average net assets	160,637,252
Weighted-average shares outstanding	8,012,421
Ratio of net expenses to average net assets (5)	7.04%
Ratio of net expenses before voluntary waivers to average net assets(5)	7.41%
Ratio of net investment income to average net assets (5)	5.72%
Portfolio turnover(7)	44.00%
Asset Coverage Ratio (6)	251.00%

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
(7)
Calculated for the period February 1, 2023 (commencement of operations) to September 30, 2023.
(8)
Common Shares issued during the nine months ended September 30, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Amendment to the Secured Credit Facility

On October 11, 2024, KLCC SPV GS1 LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a First Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, a administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Secured Credit Facility entered into on April 20, 2023, by and among KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

The A&R Credit Agreement amends the Secured Credit Facility to, among other things, (i) increase the financing limit under the Secured Credit Facility from $300,000,000 to $500,000,000, (ii) extend the Reinvestment Period to May 1, 2028, (iii) extend the Scheduled Maturity Date to May 1, 2030 and (iv) replace Goldman Sachs Bank USA as administrative agent with GS ASL LLC. The A&R Credit Agreement also amends the Secured Credit Facility to change the spread charged on borrowings under the Secured Credit Facility from a range of 3.25% to 3.50% (prior to the A&R Credit Agreement) to a range of 2.50% to 2.60%, depending on the percentage of loans in the collateral which constitute BSL loans.

RIC Election

On October 15, 2024, the Company elected to be treated as a RIC under Subchapter M of the Code.

Distributions

On November 13, 2024, the Board of Trustees declared a distribution of $0.69 per share for the fourth quarter of 2024, payable on January 28, 2025 to shareholders of record on November 29, 2024.

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

Overview

The Company is an externally managed, diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed on February 10, 2022 (the “Inception Date”) as a Delaware statutory trust. The Company commenced operations as a privately offered BDC on February 1, 2023.

The Company previously offered its Common Shares pursuant to the terms set forth in the Company’s Confidential Private Placement Memorandum and subscription agreements that it entered into with investors in connection with its private offering of Common Shares (the “Private Offering”) (each, a “Subscription Agreement”). The Common Shares in the Private Offering were sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the Private Offering was made. The Company’s final Closing under the Private Offering occurred on June 1, 2024. All Common Shares issued under the Private Offering are now classified as Class I shares.

On June 24, 2024, the Company received a notice of effectiveness related to the Company’s N-2 Registration Statement. Pursuant to the N-2 Registration Statement and an exemptive order received from the SEC on June 18, 2024 (the “Multi-Class Order”), the Company has the authority to issue up to $2,000,000,000 of its Class S, Class D, and Class I Common Shares (the “Public Offering”).

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

Financial and Operating Highlights

	At September 30, 2024	At December 31, 2023
Investment Portfolio	$618,003,253	$352,378,520
Net assets	$395,451,678	$221,615,920
Debt	$278,016,000	$195,000,000
Net asset value per share	$20.37	$20.55

	Portfolio Activity for the Nine Months Ended September 30,
	2024	2023
Purchases during the period	$450,677,120	$413,366,059
Sales and principal repayments during the period	$193,363,481	$93,579,328
Net investments during the period	$257,313,639	$319,786,731
Number of portfolio companies at end of period	111	90
Weighted average contractual interest rate of investment commitments based on par	10.97%	10.82%

Portfolio and Investment Activity

As of September 30, 2024 and December 31, 2023, our investments consisted of the following:

	September 30, 2024 Fair Value	Percentage of Total Investments at Fair Value	December 31, 2023 Fair Value	Percentage of Total Investments at Fair Value
First Lien	$580,555,853	93.94%	$317,768,488	90.18%
Second Lien	21,386,331	3.46%	19,050,076	5.41%
Equity	16,061,069	2.60%	15,559,956	4.41%
Total	$618,003,253	100.00%	$352,378,520	100.00%

As of September 30, 2024 and December 31, 2023, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2024 and September 30, 2023, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$18,996,723	$9,173,476	$48,539,639	$14,850,862
Less: Net expenses	9,574,212	4,974,922	26,340,434	8,107,582
Net investment income (loss)	9,422,511	4,198,554	22,199,205	6,743,100
Net realized gains (losses)	479,918	709,438	2,137,087	913,214
Net change in unrealized appreciation (depreciation)	(1,661,473)	2,595,085	(2,572,677)	4,931,422
Net increase (decrease) in net assets resulting from operations	$8,240,956	$7,503,077	$21,763,615	$12,587,736
Net investment income (loss) per share	$0.49	$0.39	$1.14	$0.63
Net increase (decrease) in net assets resulting from operations per share	$0.42	$0.70	$1.12	$1.17

Investment Income

The composition of our investment income for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$18,493,403	$9,150,770	$47,011,382	$14,824,697
Dividend income	472,604	—	1,407,538	—
Fee income	30,716	22,706	120,719	25,985
Total investment income	$18,996,723	$9,173,476	$48,539,639	$14,850,682

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and debt fee expense	$5,753,081	$3,171,049	$16,756,782	$3,699,563
Management fees	1,147,137	676,482	2,763,043	1,542,831
Income incentive fee	1,295,382	465,852	3,005,154	465,852
Capital gain incentive fees	(151,781)	429,740	(78,801)	747,254
Professional fees	630,870	497,075	1,853,154	1,444,531
Amortization of continuous offering costs	403,495	262,186	1,108,429	508,503
Administrative services expense	270,203	298,898	803,951	649,556
Amortization of deferred financing costs	173,480	173,481	516,669	307,362
Directors’ fees and expenses	100,000	100,000	300,000	266,667
Organization costs	—	1,211	—	219,683
Other expenses	155,402	132,888	402,057	309,629
Total expenses	9,777,269	6,208,862	27,430,438	10,161,431
Expense waiver	(203,057)	(768,088)	(1,090,004)	(1,459,857)
Management fee waiver	—	—	—	(128,140)
Income incentive fee waiver	—	(465,852)	—	(465,852)
Net expenses	$9,574,212	$4,974,922	$26,340,434	$8,107,582

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gains (losses)	$479,918	$709,438	$2,137,087	$913,214
Net change in unrealized gains (losses) on investments	(1,661,473)	2,595,085	(2,572,677)	4,931,422
Net realized and unrealized gains (losses)	$(1,181,555)	$3,304,523	$(435,590)	$5,844,636

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2024, we had $278.016 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 242.24%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Equity

The following table summarizes transactions in Common Shares under during the nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024(1)
	Shares	Amount	Shares	Amount
Class I
Subscriptions	2,562,447	$52,869,000	7,653,222	$157,391,157
Share transfers between classes	—	$—	—	$—
Distributions reinvested	334,457	$6,762,718	973,395	$19,888,261
Share repurchases	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	2,896,904	$59,631,718	8,626,617	$177,279,418
Class S(2)
Subscriptions	—	$—	—	$—
Share transfers between classes	—	$—	—	$—
Distributions reinvested	—	$—	—	$—
Share repurchases	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	—	$—	—	$—
Class D(2)
Subscriptions	—	$—	—	$—
Share transfers between classes	—	$—	—	$—
Distributions reinvested	—	$—	—	$—
Share repurchases	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	—	$—	—	$—

(1) Transactions in Common Shares for the nine months ended September 30, 2024 includes the issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the nine months ended September 30, 2024. All Common Shares issued under the Private Offering are now classified as Class I shares.

(2) There were no Class S or Class D shares outstanding for the period ended September 30, 2024.

The following table summarizes transactions in Common Shares under during the nine months ended September 30, 2023:

	Three Months Ended September 30, 2023(1)		For the Nine Months Ended September 30, 2023(1)
	Shares	Amount	Shares	Amount
Class I
Subscriptions	21,038	$424,300	10,490,588	$208,601,300
Share transfers between classes	—	$—	—	$—
Distributions reinvested	123,021	$3,037,048	278,368	$5,536,831
Share repurchases	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	144,059	$3,461,348	10,768,956	$214,138,131

(1) Transactions in Common Shares for the three and nine months ended September 30, 2023 represents issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the three and nine months ended September 30, 2023. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

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

In addition, we have adopted a dividend reinvestment plan ("DRP"), pursuant to which each shareholder will receive dividends in the form of additional Common Shares unless they notify the Company that they instead desire to receive cash or a combination of cash and Common Shares as set forth below. If a shareholder receives dividends in the form of Common Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. Shareholders who receive dividends and other distributions in the form of Common Shares generally are subject to the same U.S. federal tax consequences as investors who elect to receive their distributions in cash; however, since their cash dividends will be reinvested, those investors will not receive cash with which to pay any applicable taxes on re-invested dividends. A shareholder may elect to receive dividends and other distributions in cash or a combination of cash and Common Shares by notifying the Company in the manner set forth in the shareholder’s Subscription Agreement at least 5 business days prior to the dividend or distribution declaration date fixed by the Board for such dividend. If such notice is received by the Company less than 5 business days prior to the relevant dividend or distribution declaration date, then that dividend will be paid in the form of Common Shares and any subsequent dividends will be paid in cash or a combination of cash and Common Shares.

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the nine months ended September 30, 2024 and September 30, 2023, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2024	August 12, 2024	September 26, 2024	$0.56	$10,656,800	334,457	$6,762,718
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$31,247,025		$19,888,261

Of the total distributions paid during the three and nine months ended September 30, 2024, $3,894,082 and $11,358,764 was distributed in cash, respectively. Of the total distributions paid for the nine months ended September 30, 2024 $2,353,352 was payable as of December 31, 2023.

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 7, 2023	August 7, 2023	August 22, 2023	$0.38	$4,040,011	123,021	$3,037,048
May 9, 2023	May 9, 2023	June 29, 2023	$0.30	$3,139,941	155,347	$2,499,783
				$7,179,952		$5,536,831

(1) Common Shares issued during the three and nine months ended September 30, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the three and nine months ended September 30, 2023, $1,002,963 and $1,643,121 was distributed in cash, respectively.

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

For the three and nine months ended September 30, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the nine months ended September 30, 2024 and September 30, 2023, respectively:

	For the Nine Months Ended September 30,
	2024(1)		2023
	Class I		Class I(2)
	Per Share	Amount	Per Share	Amount
Net investment income	1.14	$22,199,205	0.63	$6,743,100
Net realized gains	0.11	2,137,087	0.05	436,852
Distributions in excess of net investment income	0.04	870,983	0.00	—
Total	1.29	$25,207,275	0.68	$7,179,952

(1) There were no Class S or Class D shares outstanding for the nine months ended and as of September 30, 2024.

(2) Common Shares issued during the nine months ended September 30, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Taxation as a RIC

We elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that we distribute as dividends for U.S. federal income tax purposes to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must timely distribute to our shareholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which includes, among other items, dividends, interest and the excess of any net short-term capital gains over net long-term capital losses and other taxable income other than any net capital gain reduced by deductible expenses.

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

For the three months ended September 30, 2024 and September 30, 2023, the management fee was $1,147,137 and $676,482, respectively. At the Advisor’s discretion, no management fee was waived during the three months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the management fee was $2,763,043 and $1,542,831, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the nine months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the management fee, net of waivers was $2,763,043 and $1,414,691, respectively. For the three months ended September 30, 2024 and September 30, 2023, income-based incentive fees were $1,295,382 and $465,852, respectively. At the Advisor's discretion $0 and $465,852 of the income incentive fees was waived during the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and September 30, 2023, income-based incentive fees were $3,005,154 and $465,852, respectively. At the Advisor’s discretion, $0 and $465,852 of the income incentive fee was waived during the nine months ended September 30, 2024 and September 30, 2023, respectively. For the three months ended September 30, 2024 and September 30, 2023, the Company accrued capital gains incentive fees of $(151,781) and $317,514, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company accrued capital gains incentive fees of $(78,801) and $747,254, respectively, of which none was payable on such date under the Advisory Agreement.

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

As of September 30, 2024, the total expense support provided by the Advisor since inception was $3,985,816.

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of September 30, 2024. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2024 and December 31, 2023, we had $15,319,247 and $8,336,031 in unfunded delayed draw term loan commitments, $5,153,131 and $6,067,963 in unfunded revolver commitments and $33,020,490 and $0 in unfunded term loan commitments, respectively.

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

Recent Developments

We have evaluated recent developments through the date of issuance of these consolidated financial statements and determined that there are no recent developments outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements, other than those disclosed below.

Amendment to the Secured Credit Facility

On October 11, 2024, KLCC SPV GS1 LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a First Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, a administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Secured Credit Facility entered into on April 20, 2023, by and among KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

The A&R Credit Agreement amends the Secured Credit Facility to, among other things, (i) increase the financing limit under the Secured Credit Facility from $300,000,000 to $500,000,000, (ii) extend the Reinvestment Period to May 1, 2028, (iii) extend the Scheduled Maturity Date to May 1, 2030 and (iv) replace Goldman Sachs Bank USA as administrative agent with GS ASL LLC. The A&R Credit Agreement also amends the Secured Credit Facility to change the spread charged on borrowings under the Secured Credit Facility from a range of 3.25% to 3.50% (prior to the A&R Credit Agreement) to a range of 2.50% to 2.60%, depending on the percentage of loans in the collateral which constitute BSL loans.

RIC Election

On October 15, 2024, the Company elected to be treated as a RIC under Subchapter M of the Code.

Distributions

On November 13, 2024, the Board of Trustees declared a distribution of $0.69 per share for the fourth quarter of 2024, payable on January 28, 2025 to shareholders of record on November 29, 2024.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income. Because the Company has elected to be treated as a RIC for U.S. federal income purposes under Subchapter M of the Code, therefore, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR and EURIBOR, may fluctuate over time. As of September 30, 2024, 93.27% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of September 30, 2024 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$17,098,550	$8,340,480	$8,758,070
Up 200 basis points	11,399,033	5,560,320	5,838,713
Up 100 basis points	5,699,517	2,780,160	2,919,357
Down 100 basis points	(5,689,870)	(2,780,160)	(2,909,710)
Down 200 basis points	(11,148,218)	(5,560,320)	(5,587,898)
Down 300 basis points	(16,356,829)	(8,340,480)	(8,016,349)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2024. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened material litigation.

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

There have been no material changes during the nine months ended September 30, 2024 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our N-2 Registration Statement. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Kennedy Lewis Capital Company

Date: November 13, 2024	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: November 13, 2024	By:	/s/ Anthony Pasqua
	Name:	Anthony Pasqua
	Title:	Chief Financial Officer