Form 10-K
period 2024-12-31
Kennedy Lewis Capital Co
filed 2025-03-26
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: Class S, Class D, and Class I common shares of beneficial interest, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

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

There is currently no established market for the Registrant’s Class S, Class D, and Class I common shares of beneficial interest (the “Common Shares”)

There were 25,177,874 issued and outstanding shares of the Registrant’s Common Shares outstanding as of March 26, 2025.

DOCUMENTS INCORPORATED BY REFERENCE: None

Auditor Firm ID: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

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

•
The Company has limited operating history.
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

•
Our Common Shares are not currently listed on an exchange and we have no current intention of pursuing any such listing. We do not anticipate that a secondary market for the Common Shares will develop and an investment in the Company may not be suitable for investors who may need the money they invest in a specified timeframe. The purchase of our Common Shares is intended to be a long-term investment.

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

•
High interest rates and interest rate volatility, including volatility associated with the transition to new floating rate benchmarks, including the Secured Overnight Financing Rate (“SOFR”) may adversely affect the Company’s business and results of operations.

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

•
We are exposed to risks associated with artificial intelligence.

PART I

Item 1. Business.

General

Kennedy Lewis Capital Company, (the “Company,” “we,” “us,” and “our”), is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a RIC for U.S. federal income tax purposes under the Code.

The Company commenced operations on February 1, 2023 as a privately offered BDC. On June 18, 2024, the Securities and Exchange Commission (“SEC”) issued the Company an exemptive order that permits the Company to offer multiple classes of its Common Shares. On June 24, 2024, the Company received a notice of effectiveness from the SEC related to the Company’s registration statement on Form N-2 (the “Form N-2 Registration Statement”). Pursuant to the Form N-2 Registration Statement and the Multi-Class Order, the Company is publicly offering on a continuous basis up to $2,000,000,000 of its Class S shares, Class D shares, and Class I shares pursuant to the terms set forth in the subscription agreements the Company enters into with investors.

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

The Board

Overall responsibility for the Company’s oversight rests with the Company’s Board of Trustees (the “Board”). We have entered into the Advisory Agreement (as defined below) with the Advisor (as defined below), pursuant to which the Advisor manages the Company on a day-to-day basis. The Board is responsible for overseeing the Advisor and other service providers in our operations in accordance with the provisions of the 1940 Act, our Bylaws and applicable provisions of state and other laws. The Advisor will keep the Board informed as to the Advisor’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board is currently composed of five members, three of whom are Trustees who are not “interested persons” of the Company or the Advisor as defined in the 1940 Act.

The Advisor and the Administrator

Kennedy Lewis Capital Holdings LLC, a Delaware limited liability company that is registered with the SEC as an investment adviser under the Advisers Act, manages the Company’s investment activities pursuant to an investment advisory agreement (“Kennedy Lewis Capital Holdings,” in such capacity the “Advisor”) (as amended, the “Advisory Agreement”). Kennedy Lewis Capital Holdings has entered into a resource sharing agreement (“Resource Sharing Agreement”) with Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with Kennedy Lewis Capital Holdings and its affiliates “Kennedy Lewis”), pursuant to which Kennedy Lewis Management makes certain personnel and resources available to Kennedy Lewis Capital Holdings to provide certain investment advisory services to the Company under the Advisory Agreement.

Kennedy Lewis Management serves as the Company’s administrator pursuant to an administration agreement (in such capacity, the “Administrator”) (the “Administration Agreement”). The Administrator has entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company, a Massachusetts trust company (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Company. The Company pays the Sub-Administrator fees for services the Advisor determines are commercially reasonable in its sole discretion. The Company also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The cost of such compensation, and any other costs or expenses under the Sub-Administration Agreement, will be in addition to the cost of any services borne by the Company under the Administration Agreement.

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

The Co-Managing Partners and Mr. Didden are joined by a dynamic and seasoned senior investment team comprised of four Partners and fourteen Managing Directors who have institutional pedigrees, substantial sector and credit investing experience, and experience working together both at Kennedy Lewis and prior to Kennedy Lewis’ formation. This senior investment team is supported by eighteen additional investment professionals (collectively with the Co-Managing Partners and the senior investment team, the “Investment Team”) as well as fifty-two business management and business development professionals. The Investment Team shares a disciplined approach to originating, executing upon, and monetizing investments.

Kennedy Lewis believes the Company will benefit from the firm’s Collateralized Loan Obligation (“CLO”) business, which targets par loans with attractive risk-return profiles. Access to the capabilities, industry insights, and credit coverage of Kennedy Lewis’ nineteen CLO professionals, including twelve investment and seven operational professionals, is expected to enhance the Company’s investment strategy as well as further strengthen and differentiate the Investment Team’s sourcing through additional access to the bank loan market. Access to Kennedy Lewis’ CLO professionals and platform i) expands the Advisor’s credit and industry research coverage and ii) provides the Advisor with additional access to a range of credits and industry insights that can serve as early warning signs of distress, which enhances the Company’s ability to achieve its investment objectives and strategies.

The Offering

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

On June 24, 2024, the Company received a notice of effectiveness related to the Company’s N-2 Registration Statement. Pursuant to the N-2 Registration Statement and an exemptive order received from the SEC on June 18, 2024 (the “Multi-Class Order”), the Company has the authority to issue up to $2,000,000,000 of its Class S, Class D, and Class I Common Shares (the “Public Offering,” and collectively with the Private Offering, the “Offering”). All Common Shares issued under the Private Offering are now classified as Class I shares.

Leverage

In addition to using proceeds from the Offering to make investments, our expectation is to also borrow funds to make investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Under the provisions of the 1940 Act, following approval from our initial shareholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any preferred stock we may issue will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase.

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

Our Business Strategy

Investment Objectives

The Company’s investment objectives are to maximize the total return to its shareholders in the form of current income and, to a lesser extent, capital appreciation. The Company seeks to meet its investment objectives by:

•
utilizing the experience of Kennedy Lewis, along with its broader resources, network of relationships (including founders, management teams, minority equity owners, portfolio companies, banks, prior financing relationships, etc.), and human capital, including its capabilities as it relates to sourcing, evaluating, and structuring transactions;

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

To realize its investment objectives, the Company leverages the investment team’s experience investing across cycles, geographies, and a range of industries where members of the firm have experience. The Company expects to generate returns primarily from interest income, fees and, to a lesser extent, capital appreciation, which collectively contribute to the Company’s expected total investment return.

The Company expects to generally self-originate senior secured loans and other private debt investments, including broadly syndicated loans, sourced through its network of relationships, including founders, management teams, minority equity owners, portfolio companies, banks and prior financing relationships. As part of the opportunistic credit strategy that Kennedy Lewis manages through its family of opportunistic private credit funds, Kennedy Lewis regularly sources loans that are appropriate for the Company’s investment strategy. These loans are generally first lien instruments in performing companies with return characteristics that the Advisor believes are appropriate for the Company to meet its investment objectives. These are loans that flow from Kennedy Lewis’ existing deal origination efforts across a range of industries and corners of the market that exhibit uncorrelated or counter-cyclical characteristics. The Advisor’s experienced team has originated and structured private investments in a variety of macro-economic environments to create diverse portfolios of loans that span multiple industries. To a lesser extent, the Company expects to invest a portion of its assets in more liquid credit investments such as high yield and/or investment grade bonds, broadly syndicated loans, CLOs, and other liquid securities, including, cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, to, among other things, maintain liquidity for its discretionary share repurchase program and manage cash before investing subscription proceeds into origination investments, while also seeking attractive investment returns.

Most of the debt instruments in which the Company will invest are unrated or rated below investment grade. Generally, if the Company’s unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield”, have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

Our investments are subject to a number of risks. See Item 1A. “Risk Factors” for more information.

Investment Selection and Process for Private Investment Portfolio

To realize its investment objectives, the Company leverages the Investment Team’s experience investing across cycles, geographies, and a range of industries where it has experience to generally self-originate senior secured loans and other private debt investments, including broadly syndicated loans, sourced through its network of relationships, including founders, management teams, minority equity owners, portfolio companies, banks and prior financing relationships. As part of the opportunistic credit strategy that Kennedy Lewis manages through its family of opportunistic private credit funds, Kennedy Lewis regularly sources loans that are appropriate for the Company’s investment strategy. These loans are generally first lien instruments in performing companies with return characteristics that the Advisor believes are appropriate for the Company to meet its investment objectives. These are loans that flow from Kennedy Lewis’ existing deal origination efforts across a range of industries and corners of the market that exhibit uncorrelated or counter-cyclical characteristics. The Advisor’s experienced team has originated and structured private investments in a variety of macro-economic environments to create diverse portfolios of loans that span multiple industries.

In addition to investing in self-originated instruments, the Company will also invest in broadly syndicated senior secured loans. The Company expects to generate returns primarily from interest income, fees and, to a lesser extent, capital appreciation, which collectively contribute to the Company’s expected total investment return.

Investment Team

Our investment activities are under the direction of the Investment Committee and the Board. The Investment Committee is currently comprised of David Chene, Doug Gerowski, Doug Logigian, and Darren Richman. Our day-to-day activities are overseen by our Investment Team, each member of which is an officer or employee of Kennedy Lewis or its affiliate. The Investment Team includes individuals with substantial experience in both secured loan and public credit investing and risk management. Kennedy Lewis may change the composition of the Investment Committee and the Investment Team at any time, and Kennedy Lewis may add additional senior Investment Team members to the Investment Committee over time. The culmination of the private investment process is typically a comprehensive Investment Committee recommendation package that details the merits, risks and research conducted to reach the investment conclusion. This package is then presented, reviewed and deliberated by the Investment Team and the Investment Committee members during the Investment Committee Meeting. The Investment Committee Meeting is the forum in which Investment Committee members can raise key questions, counter opinions, and deliberate on the investment opportunity.

Allocation of Investment Opportunities

Kennedy Lewis provides investment management services to registered investment companies, investment funds, client accounts, CLOs, proprietary accounts that Kennedy Lewis may establish.

Kennedy Lewis shares any investment and sale opportunities with its other clients and us in accordance with the Advisers Act and firm-wide allocation policies. In addition, as a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit the Company’s ability to make investments or enter into other transactions alongside other clients.

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

The Advisor values the Company’s investments based on the type of financial instrument as outlined below:

Securities that are listed on a securities, commodities or futures exchange or market (including such securities when traded in the after‐hours market), will generally be valued (i) at their last sales prices on the date of determination on the primary exchange on which such securities were traded on such date, or (ii) at their last sales prices on the consolidated tape if such securities on the primary exchange on which such securities were traded on such date were reported on the consolidated tape, or (iii) in the event that the date of determination is not a date upon which an exchange was open for trading, on the date on which such exchange was previously open but not more than 10 days prior to the date of determination.

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

SEC Exemptive Relief

As a BDC, the Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including the Company’s officers, trustees, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of board of trustees who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). On March 6, 2023, the SEC issued an Order (the "Co-Investment Order") granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisor or its affiliates. Under the terms of the Co-Investment Order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board. Pursuant to the Co-Investment Order, the Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other public or private Kennedy Lewis funds that target similar assets. If an investment falls within the Board Criteria, Kennedy Lewis must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Advisor determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Kennedy Lewis funds that target similar assets pro rata based on available capital in the asset class being allocated. If the Advisor determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Advisor will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions and Agreements – SEC Exemptive Relief.”

On June 18, 2024, the SEC issued an order (the “Multi-Class Order”) granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Company is permitted to offer multiple classes of its Common Shares with varying sales loads and asset-based distribution and/or service fees.

Non-Exchange Traded, Perpetual-Life BDC

We are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose common shares are intended to be sold monthly on a continuous basis at a price generally equal to our monthly NAV per share. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce our risk of being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by the Declaration of Trust or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

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

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

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

Employees

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

Investments

As of December 31, 2024 and December 31, 2023, the fair value of our investments was $756.52 million in 88 portfolio companies and $352.38 million in 90 portfolio companies, respectively.

As of December 31, 2024 and December 31, 2023, the composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$662,123,702	$663,933,579	87.76%	$313,932,958	$317,768,488	90.18%
Second lien debt	73,104,525	75,443,518	9.97%	16,498,048	19,050,076	5.41%
Equity	15,878,199	17,146,234	2.27%	14,792,309	15,559,956	4.41%
Total investments	$751,106,426	$756,523,331	100.00%	$345,223,315	$352,378,520	100.00%

See the Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023, in our consolidated financial statements in “Item 8. Consolidated Financial Statements—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2024 and December 31, 2023, the Company had unfunded delayed draw terms loans in the aggregate principal amount of $29.06 million and $8.34 million, respectively. As of December 31, 2024 and December 31, 2023, the Company had revolvers in the aggregate principal amount of $6.10 million and $6.07 million, respectively.

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

Base Management Fee

The Company pays the Advisor a Base Management Fee equal to an annual rate of 1.25% of the value of our average net assets as of the end of the two most recently completed quarters. Subsequent to an Exchange Listing (as defined below), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The Base Management Fee is payable quarterly in arrears and may be appropriately prorated for any partial quarter.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of income and a portion is based on a percentage of capital gains, each as described below.

Income Based Incentive Fee. The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that are received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement entered into between the Company and the Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in-kind (“PIK”) interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

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

Scenario 2 – Incentive Fee on Income

Pre-Incentive Fee Net Investment Income Returns falls between the 1.25% quarterly hurdle rate and the upper-level breakpoint of 1.43%, therefore the incentive fee on Pre-Incentive Fee Net Investment Income Returns is 100% of the pre-incentive fee above the 1.25% quarterly hurdle rate.

Scenario 3 – Incentive Fee on Income

Pre-Incentive Fee Net Investment Income Returns exceeds the 1.25% quarterly hurdle rate and the 1.43% upper-level breakpoint provision. Therefore, the upper-level breakpoint provision is fully satisfied by the 0.18% of Pre-Incentive Fee Net Investment Income Returns above the 1.25% hurdle rate and there is a 12.5% incentive fee on Pre-Incentive Fee Net Investment Income Returns above the 1.43% upper-level breakpoint. This ultimately provides an incentive fee which represents 12.5% of Pre-Incentive Fee Net Investment Income Returns.

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

= 12.50% × 5.00% = 0.63%

Subsequent to an Exchange Listing, all of the 12.5% figures referenced in the Income Incentive Fee and Capital Gains Incentive Fee will be increased to 15.0%.

Indemnification

The Advisory Agreement provides that the Advisor and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Advisor’s services under the Advisory Agreement or otherwise as the Company’s investment advisor.

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect from year to year if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Independent Trustees. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Advisor and may be terminated by the Advisor without penalty upon 120 days’ written notice to the Board. The Board or holders of a majority of the Company’s outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

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

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount that the Company receives from such portfolio companies for providing this assistance. Unless terminated earlier as described below, the Administration Agreement will continue in effect from year to year if approved annually by the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

Indemnification

The Administration Agreement provides that the Administrator, its affiliates and their respective, officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as the Administrator.

Payment of the Company’s Expenses

All investment professionals of the Advisor, when and to the extent engaged in providing investment advisory and management services to the Company, and the compensation and routine compensation-related overhead expenses of personnel allocable to these services to the Company, are provided and paid for by the Advisor and not by the Company. The Company bears all other out-of-pocket costs and expenses of its operations and transactions, including, without limitation, those relating to:

•
all direct and indirect costs and expenses incurred by the Advisor for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services under the Advisory Agreement by the Advisor, including the costs and expenses of due diligence of potential investments, monitoring performance of the Company’s investments, serving as trustees and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing the Company’s rights in respect of its investments and disposing of investments;
•
organizational and offering expenses;
•
expenses incurred in valuing the Company’s assets and computing its net asset value per share (including the cost and expenses of any independent valuation firm);
•
expenses incurred by the Company’s administrator or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments and performing due diligence on the Company’s prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;
•
interest payable on debt, if any, incurred to finance the Company’s investments and other fees and expenses related to the Company’s borrowings;
•
expenses related to unsuccessful portfolio acquisition efforts;
•
offerings of the Company’s Common Shares and other securities (including underwriting, placement agent and similar fees and commissions);
•
Base Management Fees and Incentive Fees;
•
third party investor hosting and similar platforms and service providers;
•
administration fees;
•
transfer agent and custody fees and expenses;
•
federal and state registration fees;

•
all costs of registration and listing the Company’s Common Shares on any securities exchange;
•
federal, state and local taxes;
•
Independent Trustees’ fees and expenses;
•
costs of preparing and filing reports or other documents required by the SEC or other regulators;
•
costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•
the costs associated with individual or group shareholders;
•
the Company’s allocable portion of the fidelity bond, trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•
direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, third-party investor hosting and similar platforms and service providers, and outside legal costs; and
•
all other expenses incurred by the Company in connection with administering the Company’s business, such as the allocable portion of overhead under the Administration Agreement, including rent, and the allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs.

Managing Dealer Agreement

On April 11, 2024, the Company entered into a managing dealer agreement with the Realta Equities, Inc. (the “Original Managing Dealer Agreement”). Effective November 25, 2024, the Company terminated the Original Managing Dealer Agreement and entered into a managing dealer agreement with Sanctuary Securities, Inc. (“Sanctuary”) (the “Managing Dealer Agreement”).

Pursuant to the Managing Dealer Agreement, Sanctuary, among other things, manages the Company’s relationships with third-party brokers engaged by Sanctuary to participate in the distribution of the Company’s common shares of beneficial interest (“participating brokers”) and financial advisors. Sanctuary also coordinates the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. As set forth in and pursuant to the Managing Dealer Agreement, the Company will pay Sanctuary a retainer, commission and shareholder servicing and/or distribution fees for its services. Furthermore, the Company will pay Sanctuary shareholder servicing and/or distribution fees with respect to Class S and Class D shares. The Managing Dealer Agreement may be terminated by the Company or Sanctuary (i) on 30 days’ written notice or (ii) immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision thereof. The Managing Dealer Agreement also may be terminated at any time without the payment of any penalty, (x) by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the Investment Company Act of 1940, as amended, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or (y) by a majority vote of the outstanding voting securities of the Company, on not more than 60 days’ written notice to Sanctuary or the Company’s investment adviser.

Distribution and Servicing Plan

On February 21, 2024, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The Company adopted an amended and restated distribution and servicing plan (the “Amended and Restated Distribution and Servicing Plan”) to reflect the appointment of Sanctuary as the Company’s managing dealer. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to Financial Industry Regulatory Authority, Inc. (“FINRA”) and other limitations on underwriting compensation.

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

Resource Sharing Agreement

The Advisor has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Kennedy Lewis Management, pursuant to which Kennedy Lewis Management makes its investment and portfolio management and monitoring teams available to the Advisor. The Resource Sharing Agreement (i) provides the Company with access to deal flow generated by Kennedy Lewis in the ordinary course of its business; and (ii) provides the Company with access to Kennedy Lewis Management’s investment professionals and non-investment employees. Subject at all times to the Co-Investment Order and applicable laws and regulations, the Advisor is responsible for determining if the Company will participate in deal flow generated by Kennedy Lewis.

License Agreement

The Company has entered into a license agreement with Kennedy Lewis under which Kennedy Lewis has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Kennedy Lewis.” Under this agreement, the Company has a right to use the “Kennedy Lewis” name for so long as the Advisor or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Kennedy Lewis” name. This license agreement will remain in effect for so long as the Advisory Agreement with the Advisor is in effect.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support Agreement with the Advisor, pursuant to which the Advisor shall pay the Required Expense Payment such that the Other Operating Expenses of the Company do not exceed 1.00% (on annualized basis) of the Company’s applicable quarter-end net asset value. The Advisor may, at such times as the Advisor determines, elect to make a Voluntary Expense Payment. In making a Voluntary Expense Payment, The Advisor will designate as it deems necessary or advisable, what type of expense it pays for (including, whether it is paying organizational or offering expenses).

Following any calendar quarter in which Available Operating Funds exceed the Excess Operating Funds, the Company will pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter have been reimbursed.

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

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Company’s applicable quarter-end net asset value. The Effective Rate of Distributions Per Share means the annualized rate, based on a 365-day year, of regular cash distributions per share exclusive of returns of capital and declared special dividends or special distributions, if any. The Company’s Operating Expense Ratio is calculated by dividing Operating Expenses (i.e. the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles), less organizational and offering expenses, base management and incentive fees owed to the Advisor, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets.

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

Certain BDC Regulation Considerations

A BDC must be organized and have its principal place of business in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements.

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

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making significant available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. As part of our ongoing relationship with portfolio companies, our investment team monitors the financial trends of each portfolio company and its respective industry to assess the appropriate course of action for each investment.

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

Should the Board determine to cause the Company to conduct a Liquidity Event, each investor will be required to agree to cooperate with the Company and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate a Liquidity Event, it being understood that the Company may, without obtaining the consent of any investors, make modifications to the Company’s constitutive documents, capital structure and governance arrangements so long as, in the reasonable opinion of the Board, (x) the economic interests of the investors are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in the Company’s prospectus.

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

In addition, we conduct quarterly share repurchase offers in accordance with the 1940 Act to provide limited liquidity to our shareholders. Our share repurchase program is the only liquidity initiative that we offer to our shareholders. Because of the lack of a trading market for our shares, you may not be able to sell your shares promptly or at a desired price. If you are able to sell your shares, you may have to sell them at a discount to the purchase price of your shares.

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

The Company has commenced a share repurchase program in which, subject to the Board’s discretion, the Company intends from time to time to offer to repurchase Common Shares pursuant to written tenders by shareholders. Subject to market conditions, the Advisor will in its commercially reasonable judgment recommend that the Board cause the Company to repurchase shares from shareholders on a quarterly basis in an amount not to exceed 5.0% of the Company’s net asset value; provided, however, that the Advisor, subject to the Board’s discretion and approval, shall cause the Company to repurchase Common Shares from shareholders in an amount at least equal to 10.0% of the Company’s net asset value in respect of the fourth calendar quarter of each of the eighth and tenth calendar years following the Initial Closing Date. With respect to any such repurchase offer, investors tendering shares must do so by a date specified in the notice describing the terms of the repurchase offer.

There is no minimum portion of a shareholders Common Shares which must be repurchased in any repurchase offer. The Company has no obligation to repurchase Common Shares at any time; any such repurchases will only be made at such times, in such amounts and on such terms as may be determined by the Advisor, in its sole discretion. In determining whether the Company should offer to repurchase Common Shares, the Advisor will consider the timing of such an offer, as well as a variety of operational, business and economic factors. In determining whether to accept a recommendation to conduct a repurchase offer at any such time, the Company will consider the following factors, among others:

•
whether any shareholders have requested to tender Common Shares to the Company;

•
the liquidity of the Company’s assets (including fees and costs associated with redeeming or otherwise withdrawing from investment funds);

•
the investment plans and working capital and reserve requirements of the Company;

•
the relative economies of scale of the tenders with respect to the size of the Company;

•
the history of the Company in repurchasing shares;

•
the availability of information as to the value of the Company’s shares in investment funds;

•
the existing conditions of the securities markets and the economy generally, as well as political, national or international developments or current affairs;

•
any anticipated tax consequences to the Company of any proposed repurchases of shares; and

•
the recommendations of the Advisor.

Distributions

We have declared distributions on a quarterly basis beginning in May 2023 through the date of this annual report and expect to continue to pay regular quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income. See “Description of Securities” and “Material U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S, Class D and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares and Class I shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares), and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our dividend reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of this offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares.

From time to time, we may also pay special distributions in the form of cash or Common Shares at the discretion of our Board.

We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Advisor and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

Consistent with the Code, shareholders will be notified of the source of our distributions. Our distributions may exceed our earnings and profits. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

From time to time, we expect portions of our distributions may be funded indirectly through the reimbursement of certain expenses by the Advisor and its affiliates, including through the waiver of certain investment advisory fees by the Advisor, that are subject to conditional reimbursement by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor or its affiliates continues to advance such expenses or waive such fees. Our future reimbursement of amounts advanced or waived by the Advisor and its affiliates will reduce the distributions that you would otherwise receive in the future. Other than as set forth in this annual report, the Advisor and its affiliates have no obligation to advance expenses or waive advisory fees.

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid. During the year ended December 31, 2024, the Company designated 100% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code. During the year ended December 31, 2024, the Company designated 100% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions.

Since we have issued senior securities, we may be prohibited from making distributions if doing so causes us to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan (“DRP”), pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who opt-in to the plan. Shareholders who do not opt-in to the DRP will receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have opted-in to our DRP will have their cash distributions automatically reinvested in additional shares or a combination of cash and Common Shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

No action is required on the part of a registered shareholder to receive their distributions in cash.

If any shareholder initially does not elect to participate in the DRP, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Company or the Ultimus Fund Solutions, LLC (the “Plan Administrator”). Participation in the DRP will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Common Shares will be purchased under the DRP as of the first calendar day of the month following the record date of the distribution.

If a shareholder seeks to terminate its participation in the DRP, notice of termination must be received by the Plan Administrator at least five (5) business days prior to the dividend or distribution declaration date fixed by the Board for such dividend, thereby electing to receive cash distributions. Investors can update their DRP election by either calling Shareholder Services at 866-966-0157 or by submitting instructions using the account maintenance form. Any transfer of shares by a participant to a non-participant will terminate participation in the DRP with respect to the transferred shares. If a participant elects to tender its Common Shares in full, any Common Shares issued to the participant under the Plan subsequent to the expiration of the tender offer will be considered part of the participant’s prior tender, and participant’s participation in the Plan will be terminated as of the valuation date of the applicable tender offer. Any distributions to be paid to such shareholder on or after such date will be paid in cash on the scheduled distribution payment date.

If you do not opt-in to the DRP, you will receive any distributions we declare in cash. There will be no upfront selling commissions or Managing Dealer fees charged to you if you participate in the DRP. We pay the Plan Administrator fees under the DRP. If your shares are held by a broker or other financial intermediary, you may change your election by notifying your broker or other financial intermediary of your election.

Any purchases of our shares pursuant to our DRP are dependent on the continued registration of our securities or the availability of an exemption from registration in the recipient’s home state.

The purchase price for shares purchased under our DRP will be equal to the most recent available NAV per share for such shares at the time the distribution is payable. Common Shares issued pursuant to our DRP will have the same voting rights as the Common Shares offered pursuant to this annual report. Shareholders will not pay transaction related charges when purchasing Common Shares under our DRP, but all outstanding Class S, and Class D, including those purchased under our DRP, will be subject to ongoing servicing fees.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Company has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income (if any) for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

Although the Company does not presently expect to do so, the Company is authorized to borrow funds and to sell assets in order to satisfy the distribution requirement. However, under the 1940 Act, the Company is not permitted to make distributions to shareholders while the Company’s debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, the Company’s ability to dispose of assets to meet the distribution requirement may be limited by (1) the illiquid nature of the Company’s portfolio and/or (2) other requirements relating to the Company’s qualification as a RIC, including the diversification requirements. If the Company disposes of assets in order to meet the distribution requirement or to avoid imposition of the 4% federal excise tax, the Company may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that the Company may recognize, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% income requirement. In order to manage the risk that such income and fees might disqualify the Company as a RIC for a failure to satisfy the 90% income requirement, the Company may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the Company’s return on such income and fees.

A portfolio company in which the Company invests may face financial difficulties that require the Company to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to income that is not qualifying income for purposes of the 90% income requirement, and we may need to hold such assets in a taxable subsidiary and pay federal and state income tax on income related to such assets.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Company’s deductible expenses in a given taxable year exceed the Company’s investment company taxable income, the Company may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. In the event that the Company were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of the Company, if any, may be subject to limitation. Due to these limits on deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several taxable years that the Company is required to distribute and that is taxable to shareholders even if such taxable income is greater than the net income the Company actually earns during those taxable years. Any underwriting fees paid by the Company are not deductible.

Failure to Qualify as a RIC

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income, even if such income were distributed to its shareholders, and all distributions out of earnings and profits (including distributions of net capital gain) would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

Distributions

Distributions to shareholders by the Company of ordinary income (including “market discount” realized by the Company on the sale of debt securities), and of net short-term capital gains, if any, realized by the Company will generally be taxable to U.S. shareholders as ordinary income to the extent such distributions are paid out of the Company’s current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the shareholder has owned our shares. A distribution of an amount in excess of the Company’s current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a shareholder as a return of capital which will be applied against and reduce the shareholder’s basis in his or her shares. To the extent that the amount of any such distribution exceeds the shareholder’s basis in his or her shares, the excess will be treated by the shareholder as gain from a sale or exchange of the shares. Distributions paid by the Company generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate shareholders.

Certain distributions reported by the Company as Section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to the Company’s business interest income.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the DRP. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. The additional shares received by a shareholder pursuant to the DRP will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account.

The Company may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may report the retained amount as undistributed capital gains in a notice to its shareholders, who will be treated as if each received a distribution of its pro rata share of such gain, with the result that each shareholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Company on the gain and (iii) increase the tax basis for its shares by an amount equal to the deemed distribution less the tax credit.

In determining its net capital gain, including in connection with determining the amount available to support a capital gain dividend, its taxable income and its earnings and profits, the Company generally may elect to treat part or all of any post-October capital loss (defined as any net capital loss attributable to the portion, if any, of the taxable year after October 31 or, if there is no such loss, the net long-term capital loss or net short-term capital loss attributable to any such portion of the taxable year) or late-year ordinary loss (generally, the sum of its (i) net ordinary loss, if any, from the sale, exchange or other taxable disposition of property, attributable to the portion, if any, of the taxable year after October 31, and its (ii) other net ordinary loss, if any, attributable to the portion, if any, of the taxable year after December 31) as if incurred in the succeeding taxable year.

Distributions paid by the Company generally will be treated as received by a shareholder at the time the distribution is made. However, the Company may, under certain circumstances, elect to treat a distribution that is paid during the following tax year as if it had been paid during the tax year in which the income or gains supporting the distribution was earned. If the Company makes such an election, the shareholder will still be treated as receiving the distribution in the tax year in which the distribution is received. Additionally, any distribution declared by the Company in October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated for tax purposes as if it had been received by shareholders on December 31 of the calendar year in which the distribution was declared.

The Company (or if a U.S. shareholder holds shares through an intermediary, such intermediary) will send to each shareholder who is subject to Internal Revenue Service reporting, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service.

The Internal Revenue Service currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, if the Company issues preferred shares, the Company intends to allocate capital gain dividends, if any, between its Common Shares and preferred shares in proportion to the total dividends paid to each class with respect to such tax year. Shareholders will be notified annually as to the U.S. federal tax status of distributions, and shareholders receiving distributions in the form of additional shares will receive a report as to the NAV of those shares.

The Company expects to be treated as “publicly offered regulated investment company,” however there can be no assurance that it will be so treated with respect to any taxable year. Unless the Company is treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) its shares being held by at least 500 persons at all times during a taxable year, (ii) its shares being continuously offered pursuant to a public offering (within the meaning of section 4 of the Securities Act), or (iii) its shares being treated as regularly traded on an established securities market, for purposes of computing the taxable income of U.S. shareholders that are individuals, trusts or estates, (1) the Company’s earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the management and incentive fees paid to the Advisor and certain of the Company’s other expenses, (2) each such U.S. shareholder will be treated as having received or accrued a distribution from the Company in the amount of such U.S. shareholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Sale or Exchange of Common Shares

Upon the sale or other disposition of our shares (except pursuant to a repurchase by the Company, as described below), a shareholder will generally realize a capital gain or loss in an amount equal to the difference between the amount realized and the shareholder’s adjusted tax basis in the shares sold. Such gain or loss will be long-term or short-term, depending upon the shareholder’s holding period for the shares. Generally, a shareholder’s gain or loss will be a long-term gain or loss if the shares have been held for more than one year. For non-corporate taxpayers, long-term capital gains are currently eligible for reduced rates of taxation.

No loss will be allowed on the sale or other disposition of shares if the owner acquires (including pursuant to the DRP) or enters into a contract or option to acquire securities that are substantially identical to such shares within 30 days before or after the disposition. In such a case, the basis of the securities acquired will be adjusted to reflect the disallowed loss. Losses realized by a shareholder on the sale or exchange of shares held for six months or less are treated as long-term capital losses to the extent of any distribution of long-term capital gain received (or amounts reported as undistributed capital gains) with respect to such shares.

The Code requires reporting of adjusted cost basis information for covered securities, which generally include shares of a RIC to the Internal Revenue Service and to taxpayers. Shareholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

From time to time, the Company may offer to repurchase its outstanding shares. Shareholders who tender all shares of the Company held, or considered to be held, by them will be treated as having sold their shares and generally will realize a capital gain or loss. If a shareholder tenders fewer than all of its shares or fewer than all shares tendered are repurchased, such shareholder may be treated as having received a taxable dividend upon the tender of its shares. In such a case, there is a risk that non-tendering shareholders, and shareholders who tender some but not all of their shares or fewer than all of whose shares are repurchased, in each case whose percentage interests in the Company increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming shares of the Company.

Under U.S. Treasury regulations, if a shareholder recognizes a loss with respect to shares of $2 million or more for an individual shareholder or $10 million or more for a corporate shareholder, the shareholder must file with the Internal Revenue Service a disclosure statement on Internal Revenue Service Form 8886. Direct shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Shareholders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Nature of the Company’s Investments

Certain of the Company’s hedging and derivatives transactions are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause the Company to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the intended characterization of certain complex financial transactions and (vii) produce income that will not be treated as qualifying income for purposes of the 90% gross income test described above.

These rules could therefore affect the character, amount and timing of distributions to shareholders and the Company’s status as a RIC. The Company will monitor its transactions and may make certain tax elections in order to mitigate the effect of these provisions.

Below Investment Grade Instruments

The Company expects to primarily invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income tax.

Original Issue Discount

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax.

Market Discount

In general, the Company will be treated as having acquired a security with market discount if its stated redemption price at maturity (or, in the case of a security issued with original issue discount, its revised issue price) exceeds the Company’s initial tax basis in the security by more than a statutory de minimis amount. The Company will be required to treat any principal payments on, or any gain derived from the disposition of, any securities acquired with market discount as ordinary income to the extent of the accrued market discount, unless the Company makes an election to accrue market discount on a current basis. If this election is not made, all or a portion of any deduction for interest expense incurred to purchase or carry a market discount security may be deferred until the Company sells or otherwise disposes of such security.

Warrants

Gain or loss realized by the Company from warrants acquired by the Company as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long the Company held a particular warrant.

Currency Fluctuations

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income or receivables or expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such income or receivables or pays such liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency, foreign currency forward contracts, certain foreign currency options or futures contracts and the disposition of debt securities denominated in foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Preferred Shares or Borrowings

If the Company utilizes leverage through the issuance of preferred shares or borrowings, it may be restricted by certain covenants with respect to the declaration of, and payment of, distributions on shares in certain circumstances. Limits on the Company’s payments of distributions on shares may prevent the Company from meeting the distribution requirements described above, and may, therefore, jeopardize the Company’s qualification for taxation as a RIC and possibly subject the Company to the 4% excise tax. The Company endeavors to avoid restrictions on its ability to make distribution payments.

Backup Withholding

The Company may be required to withhold from all distributions and redemption proceeds payable to U.S. shareholders who fail to provide the Company with their correct taxpayer identification numbers or to make required certifications, or who have been notified by the Internal Revenue Service that they are subject to backup withholding. Certain shareholders specified in the Code generally are exempt from such backup withholding. This backup withholding is not an additional tax. Any amounts withheld may be refunded or credited against the shareholder’s U.S. federal income tax liability, provided the required information is timely furnished to the Internal Revenue Service.

Medicare Tax on Net Investment Income

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from the Company and net gains from redemptions or other taxable dispositions of shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.

U.S. Taxation of Tax-Exempt U.S. Shareholders

A U.S. shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. shareholder of the activities that the Company proposes to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. shareholder should not be subject to U.S. federal income taxation solely as a result of such shareholder’s direct or indirect ownership of the Company’s equity and receipt of distributions with respect to such equity (regardless of whether we incur indebtedness). Moreover, under current law, if the Company incurs indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. shareholder. Therefore, a tax-exempt U.S. shareholder should not be treated as earning income from “debt-financed property” and distributions the Company pays should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the Company incurs. Certain tax-exempt private universities are subject to an additional 1.4% excise tax on their “net investment income,” including income from interest, dividends, and capital gains. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply if the Company were to invest in certain real estate mortgage investment conduits or taxable mortgage pools, which the Company does not currently plan to do, that could result in a tax-exempt U.S. shareholder recognizing income that would be treated as UBTI.

Foreign Shareholders

U.S. taxation of a shareholder who is a nonresident alien individual, a foreign trust or estate or a foreign corporation, as defined for U.S. federal income tax purposes (a “foreign shareholder”), depends on whether the income from the Company is “effectively connected” with a U.S. trade or business carried on by the shareholder.

As a RIC is a corporation for U.S. federal income tax purposes, its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a foreign shareholder should not be considered to earn income “effectively connected” with a U.S. trade or business solely as a result of activities conducted by the Company.

If the income from the Company is not “effectively connected” with a U.S. trade or business carried on by the foreign shareholder, distributions of investment company taxable income will be subject to a U.S. tax of 30% (or lower treaty rate), which tax is generally withheld from such distributions. The portion of distributions considered to be a return of capital for U.S. federal income tax purposes generally will not be subject to tax. However, dividends paid by the Company that are “interest-related dividends” or “short-term capital gain dividends” will generally be exempt from such withholding, in each case to the extent the Company properly reports such dividends to shareholders. For these purposes, interest-related dividends and short-term capital gain dividends generally represent distributions of certain interest or short-term capital gains that would not have been subject to U.S. federal withholding tax at the source if received directly by a foreign shareholder, and that satisfy certain other requirements. Interest-related dividends do not include distributions paid in respect of a RIC’s non-U.S. source interest income or its dividend income (or any other type of income other than generally non-contingent U.S.-source interest income received from unrelated obligors). In the case of shares of the Company held through an intermediary, the intermediary may withhold U.S. federal income tax even if the Company reports the payment as interest-related dividends or short-term capital gain dividends. There can be no assurance as to whether any of the Company’s distributions will be eligible for an exemption from withholding of U.S. federal income tax or, as to whether any of the Company’s distributions that are eligible, will be reported as such by us.

A foreign shareholder whose income from the Company is not “effectively connected” with a U.S. trade or business would generally be exempt from U.S. federal income tax on capital gain dividends, any amounts retained by the Company that are reported as undistributed capital gains and any gains realized upon the sale or exchange of shares. However, a foreign shareholder who is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements will nevertheless be subject to a U.S. tax of 30% on such capital gain dividends, undistributed capital gains and sale or exchange gains.

If the income from the Company is “effectively connected” with a U.S. trade or business carried on by a foreign shareholder, then distributions of investment company taxable income, any capital gain dividends, any amounts retained by the Company that are reported as undistributed capital gains and any gains realized upon the sale or exchange of shares will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents or domestic corporations, as applicable. Foreign corporate shareholders may also be subject to the 30% branch profits tax imposed by the Code.

The Company may be required to withhold from distributions that are otherwise exempt from U.S. federal withholding tax (or taxable at a reduced treaty rate) unless the foreign shareholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.

Non-U.S. shareholders may also be subject to U.S. estate tax with respect to their investment in shares of the Company.

The tax consequences to a foreign shareholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Foreign shareholders are advised to consult their own tax advisers with respect to the particular income and estate tax consequences to them of an investment in the Company.

Additional Withholding Requirements

Under Sections 1471 through 1474 of the Code (such Sections commonly referred to as “FATCA”), a 30% United States federal withholding tax may apply to any dividends that the Company pays to (i) a “foreign financial institution” (as specifically defined in the Code), whether such foreign financial institution is the beneficial owner or an intermediary, unless such foreign financial institution agrees to verify, report and disclose its United States “account” holders (as specifically defined in the Code) and meets certain other specified requirements or (ii) a non-financial foreign entity, whether such non-financial foreign entity is the beneficial owner or an intermediary, unless such entity provides a certification that the beneficial owner of the payment does not have any substantial United States owners or provides the name, address and taxpayer identification number of each such substantial United States owner and certain other specified requirements are met. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. In addition, foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. You should consult your own tax advisor regarding FATCA and whether it may be relevant to your ownership and disposition of our shares.

Foreign and Other Taxation

The Company’s investment in non-U.S. securities may be subject to non-U.S. withholding taxes. In that case, the Company’s yield on those securities would be decreased. Shareholders will generally not be entitled to claim a credit or deduction with respect to foreign taxes paid by the Company.

In addition, shareholders may be subject to state, local and foreign taxes on their distributions from the Company. Shareholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in the Company.

Change in Tax Laws

Each prospective investor should be aware that tax laws and regulations are changing on an ongoing basis, and such laws and/or regulations may be changed with retroactive effect. Moreover, the interpretation and/or application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. Uncertainty in the tax law may require the Company to accrue potential tax liabilities even in situations in which the Company and/or shareholders do not expect to be ultimately subject to such tax liabilities. In that regard, accounting standards and/or related tax reporting obligations may change, giving rise to additional accrual and/or other obligations.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Advisor. The Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines will be reviewed periodically by the Advisor, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Advisor has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

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

Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this annual report, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

The Company Has Limited Operating History.

The Company is a diversified, closed-end management investment company that has elected to be regulated as a BDC. The Company has limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by Kennedy Lewis or its affiliates will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of an investor’s investment could decline substantially, or that the investor could suffer a complete loss of its investment in the Company.

Prior to the commencement of the Company’s operations, the Advisor and the members of the Investment Team had no prior experience managing a BDC, and the investment philosophy and techniques used by the Advisor to manage a BDC may differ from the investment philosophy and techniques previously employed by the Advisor, its affiliates, and the members of the Investment Team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Advisor’s and the members of the Investment Team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objectives.

The Company May Not be Able to Meet its Investment Objectives.

The Advisor cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Company. There is also no guarantee that the Advisor will be able to source attractive investments for the Company within a reasonable period of time. There can be no assurance that the Company will be able to generate returns for the investors or that returns will be commensurate with the risks of the investments. The Company may not be able to achieve its investment objectives and investors may lose some or all of their invested capital. The failure by the Company to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Company and impair the Company’s ability to achieve its investment objectives.

The Company is Dependent on the Investment Team.

The success of the Company depends in substantial part on the skill and experience of the Investment Team. Although the Advisor believes the success of the Company is not dependent upon any particular individual, there can be no assurance that the members of the Investment Team will continue to be affiliated with the Advisor throughout the life of the Company or will continue to be available to manage the Company. The unavailability of members of the Investment Team to manage the Company’s investment program could have a material adverse effect on the Company.

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

The Company’s Incentive Fee Arrangements with the Advisor May Vary from Those of Other Investment Funds, Accounts or Investment Vehicles Managed By the Advisor, which May Create an Incentive for the Investment Team to Devote Time and Resources to a Higher Fee-Paying Fund.

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

The Advisor Can Resign as Our Investment Adviser or Administrator, Respectively, Upon 120 or 60 Days’ Notice and the Company May Not Be Able to Find a Suitable Replacement Within that Time, or at All, Resulting in a Disruption in Its Operations that Could Adversely Affect Its Financial Condition, Business and Results of Operations.

The Advisor has the right under the Advisory Agreement to resign as the Company’s investment adviser at any time upon 120 days’ written notice, whether the Company has found a replacement or not. The Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether the Company has found a replacement or not. If Kennedy Lewis were to resign as the Advisor or the Administrator, the Company may not be able to find a new investment adviser or administrator, respectively or hire internal management with similar experience and ability to provide the same or equivalent services on acceptable terms within 120 days or 60 days, respectively, or at all. If the Company is unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business and results of operations as well as its ability to pay distributions to its shareholders are likely to be adversely affected. Even if the Company is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Company’s investment objectives may result in additional costs and time delays that may adversely affect its business, financial condition, results of operations and cash flows.

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

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain, or the occurrence of a Liquidity Event, which is defined as an Exchange Listing or Sale Transaction. When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that is estimated to be equal to our NAV per share on the last day of such quarter, which may be lower than the price that you paid for our Common Shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in this offering.

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

The Company’s Management and Incentive Fees May Induce the Advisor to Incur Additional Leverage.

Generally, the management and incentive fees payable by the Company to the Advisor may create an incentive for the Advisor to use the additional available leverage. For example, the fact that the Base Management Fee that the Company will pay to the Advisor is payable based upon the Company’s gross assets (which includes any borrowings for investment purposes) may encourage the Advisor to use leverage to make additional investments. Such a practice could result in the Company investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of additional leverage may increase the likelihood of the Company’s default on its borrowings, which would disfavor holders of the Common Shares.

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

Shareholders Have No Right to Control the Company’s Operations.

The Company is managed exclusively by the Advisor. Shareholders will not make decisions with respect to the management, disposition or other realization of any investment, the day-to-day operations of the Company, or any other decisions regarding the Company’s business and affairs, except for limited circumstances. Specifically, shareholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by the Company or receive any financial information issued directly by the portfolio companies that is available to the Advisor. Shareholders should expect to rely solely on the ability of the Advisor with respect to the Company’s operations.

The Company’s Assets are Subject to Recourse.

The assets of the Company, including any investments made by and any capital held by the Company are available to satisfy all liabilities and other obligations of the Company, as applicable. If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

The Company Borrows Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under credit facilities and have issued or assumed other senior securities, including unsecured notes, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our Common Shares to increase more sharply than it would have had we not incurred leverage.

Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not incurred leverage. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would had we not incurred leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to make distribution payments on our Common Shares. There can be no assurance that a leveraging strategy will be successful.

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

On October 11, 2024, KLCC SPV GS1 LLC entered into a First Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, a administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Credit Agreement entered into on April 20, 2023 (the “Original Closing Date”), by and among KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator (the “Secured Credit Facility”).

The A&R Credit Agreement amends the Secured Credit Facility to, among other things, (i) increase the financing limit under the Secured Credit Facility from $300 million to $500 million, (ii) extend the Reinvestment Period to May 1, 2028, (iii) extend the Scheduled Maturity Date to May 1, 2030 and (iv) replace Goldman Sachs Bank USA as administrative agent with GS ASL LLC. The A&R Credit Agreement also amends the Secured Credit Facility to change the spread charged on borrowings under the Secured Credit Facility from a range of 3.25% to 3.50% (prior to the A&R Credit Agreement) to a range of 2.50% to 2.60%, depending on the percentage of loans in the collateral which constitute BSL loans.

For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition—Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our Advisor’s and our Board’s assessments of market and other factors at the time of any proposed borrowing. We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

Provisions of any Other Borrowing Facility May Limit the Company’s Discretion in Operating Its Business.

Any borrowing facility may be backed by all or a portion of the Company’s loans and securities on which the lenders may have a security interest. The Company may pledge up to 100% of its assets and may grant a security interest in all of its assets under the terms of any debt instrument it enters into with lenders. The Company expects that any security interests it grants will be set forth in a guarantee and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, the Company expects that the custodian for its securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If the Company were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of the Company’s assets securing such debt, which would have a material adverse effect on its business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants under any borrowing facility may limit the Company’s ability to incur additional liens or debt and may make it difficult for it to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing.

In addition, under any borrowing facility, the Company may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. Furthermore, the Company expects that the terms of any financing arrangement may contain a covenant requiring it to qualify and thereafter maintain compliance with RIC provisions at all times, subject to certain remedial provisions. Thus, a failure to maintain compliance with RIC provisions could result in an event of default under the financing arrangement. An event of default under any borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on the Company’s business and financial condition. This could reduce the Company’s revenues and, by delaying any cash payment allowed to it under any borrowing facility until the lenders have been paid in full, reduce the Company’s liquidity and cash flow and impair its ability to grow its business and maintain its qualification as a RIC.

The Company May in the Future Determine to Fund a Portion of Its Investments With Preferred Stock, Which Would Magnify the Potential for Gain or Loss and the Risks of Investing in the Company in the Same Way as Borrowings.

Preferred stock, which is another form of leverage, has the same risks to the Company’s shareholders as borrowings because the dividends on any preferred stock the Company issues must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of the Company’s expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

There Can be No Assurance the Company Will be Able to Obtain Leverage.

The Company has and will continue to seek to regularly employ a significant amount of direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of its investment program. However, there can be no assurance that the Company will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by the Company at any time or in connection with any particular investment. If indebtedness is available to the Company, there can be no assurance that such indebtedness will be available in the desired amount or on terms favorable to the Company and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments, and the ability to borrow in currencies other than the U.S. dollar. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Company to fluctuate over the Company’s life. Furthermore, the Company may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by the Company to leverage its investments may be collateralized by other assets of the Company.

The Company has incurred and expects in the future that it will continue to incur indebtedness collateralized by the Company’s assets. As a BDC, with certain limited exceptions, the Company will only be permitted to borrow amounts such that the Company’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after such borrowing. If the Company is unable to obtain and maintain the desired amount of borrowings on favorable terms, the Advisor may seek to realize the Company’s investments earlier than originally expected.

The Company is Subject to Risks Relating to the Availability of Asset-Based Leverage.

The Company expects to utilize asset-based leverage in acquiring investments on a deal-by-deal basis. However, there can be no assurance that the Company will be able to obtain indebtedness with respect to any particular investment. If indebtedness is available in connection with a particular investment, there can be no assurance that such indebtedness will be on terms favorable to the Company and/or terms comparable to terms obtained by competitors, including with respect to costs, duration, size, advance rates and interest rates. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Company to fluctuate over its life. For example, if leverage is obtained later in the Company’s life, the Company may immediately deploy such leverage in order to achieve the desired borrowing ratio, which may involve making distributions of borrowed funds. If the Company is unable to, or not expected to be able to, obtain indebtedness in connection with a particular investment, the Company may determine not to make the investment or may invest a different proportion of its available capital in such investment. This may affect the ability of the Company to make investments, could adversely affect the returns of the Company and may impair its ability to achieve its investment objective. In addition, the lender may impose certain diversification or other requirements in connection with asset-based leverage, and these restrictions are expected to impact the ability of the Company to participate in certain investments or the amount of the Company’s participation in certain investments.

The Company is Subject to Risks Relating to Use of Leverage.

The Company has sought and will continue to seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, and other financial instruments as part of its investment program, which leverage has been and is expected to be secured by the Company’s assets. The greater the total leverage of the Company relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments. The extent to which the Company uses leverage may have other significant consequences to shareholders, including, the following: (i) greater fluctuations in the net assets of the Company; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that the Company’s cash proceeds are required to meet principal payments, the shareholders may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances the Company may be required to harvest investments prematurely or in unfavorable market conditions to service its debt obligations, and in such circumstances the recovery the Company receives from such harvests may be significantly diminished as compared to the Company’s expected return on such investments; (v) limitation on the Company’s flexibility to make distributions to shareholders or result in the sale of assets that are pledged to secure the indebtedness; (vi) increased interest expense if interest rate levels were to increase significantly; (vii) during the term of any borrowing, the Company’s returns may be materially reduced by increased costs attributable to regulatory changes; and (viii) banks and dealers that provide financing to the Company may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. There can also be no assurance that the Company will have sufficient cash flow or be able to liquidate sufficient assets to meet its debt service obligations. As a result, the Company’s exposure to losses, including a potential loss of principal, as a result of which shareholders could potentially lose all or a portion of their investments in the Company, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

To the extent that the Company enters into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for the Company.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%.

As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities.

In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase.

If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we employ is subject to oversight by our Board, a majority of whom are Independent Trustees with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

The Company is Subject to Risks Relating to Seller Financing.

The Company may utilize seller financing (i.e., make investments that are financed, in whole or in part, by the Company borrowing from the sellers of said investments or their affiliates) and other one-off financing solutions on a case-by-case basis. Providers of seller financing may be motivated to sell a particular asset, and may be willing to provide a prospective purchaser of such asset with more favorable pricing and/or greater amounts of leverage than would otherwise be the case if such purchaser sought financing from unrelated, third-party providers of leverage. To the extent that the Company is able to obtain seller financing in connection with a particular investment, the Company may seek to employ more leverage than would otherwise be the case in the absence of such seller financing. While the Company’s use of seller financing could increase the potential return to shareholders to the extent that there are gains associated with such investment, such use of seller financing will increase risks associated with the use of leverage generally, including the risks associated with such investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy or in the condition of the particular issuer.

The Company is Subject to Risks Relating to Insurance.

The Company purchased and maintains insurance policies, which include coverage in respect of the Company and certain other indemnified persons. The premiums for the insurance policies are borne by the Company, and the insurance policies have overall caps on coverage. To the extent an insurable event results in claims in excess of such a cap, the Company may not achieve a full recovery. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Company experiences an insurable loss after such event, the Company’s receipts from such insurance policy may also be diminished. Insurance policies covering the Company may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification. In addition, the Company may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Company and which ultimately may not result in a financial award.

While the Kennedy Lewis and the Advisor expect to allocate insurance expenses in a manner they determine to be fair and equitable, taking into account any factors they deem relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require Kennedy Lewis and the Advisor to take into consideration facts and circumstances that are subjective in nature. It is unlikely that Kennedy Lewis and the Advisor will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Company.

The Company is Subject to Risks Relating to Indemnification.

The Company is required to indemnify the Advisor, the members of the Board and each other person indemnified under the Declaration of Trust and the Bylaws of the Company (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Declaration of Trust provides that the Company shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Trustee, officer, employee, controlling person or agent of the Company, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Advisor shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Advisor’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company also indemnifies certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the shareholders. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in shareholders bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

The Company is Not Registered as an Investment Company Under the 1940 Act.

While the Company is not registered as an investment company under the 1940 Act, it is subject to regulation as a BDC under the 1940 Act and is required to adhere to the provisions of the 1940 Act applicable to BDCs. The Common Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of this annual report. Any representation to the contrary is a criminal offense.

The Company is Subject to Risks Relating to Portfolio Valuation.

The Advisor, subject at all times to the oversight of the Board, determines the valuation of the Company’s investments. It is expected that the Advisor will have a limited ability to obtain accurate market quotations for purposes of valuing most of the Company’s investments, which may require the Advisor to estimate, in accordance with valuation policies established by the Board, the value of the Company’s debt and other investments on a valuation date. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the Company from time to time and other factors, the liquidation values of the Company’s investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein. If the Advisor’s valuation should prove to be incorrect, the stated value of the Company’s investments could be adversely affected. Absent bad faith or manifest error, valuation determinations of the Advisor will be conclusive and binding on the shareholders.

Valuation of the types of assets in which the Company invests are inherently subjective. In addition, the Advisor may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, the Company may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Advisor may continue to place a favorable valuation on such investment due to the Advisor’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, the Advisor has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Advisor.

In addition, the Advisor relies on third-party valuation agents to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation. Further, because of the Advisor’s knowledge of the investment, the valuation agent may defer to the Advisor’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest. An inaccurate valuation of one or more investments could have a substantial impact on the Company.

The Company is Subject to Risks Relating to Rights Against Third Parties, Including Third-Party Service Providers.

The Company is reliant on the performance of third-party service providers, including Kennedy Lewis Capital Holdings (in its capacity as the Advisor), Kennedy Lewis Management (in its capacity as the Administrator), auditors, legal advisors, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in this annual report and the Company’s other publicly available reports. The

Company may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Company. Each shareholder’s contractual relationship in respect of its investment in Common Shares of the Company is with the Company only and shareholders are not in contractual privity with the Service Providers. Therefore, generally, no shareholder will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, shareholders must generally rely upon the Advisor and/or Administrator to enforce the Company’s rights against Service Providers. In certain circumstances, which are generally not expected to prevail, shareholders may have limited rights to enforce the Company’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the shareholders. In addition, shareholders will have no right to participate in the day-to-day operation of the Company and decisions regarding the selection of Service Providers. Rather, the Advisor and/or Administrator will select the Company’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the shareholders. The shareholders must therefore rely on the ability of the Advisor and/or Administrator to select and compensate Service Providers and to make investments and manage and dispose of investments.

The Company is Subject to Risks Relating to Consultation with Sourcing and Operating Partners.

In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Company. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Company or competitive with the Company. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of the Advisor or its affiliates in a manner that conflicts with the interests of the Company. Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to the Advisor or its affiliates for any profits or income earned or derived from their activities or businesses or inform the Advisor or its affiliates of any business opportunity that may be appropriate for the Company.

The Company is Subject to Risks Relating to the Timing of Realization of Investments.

The Advisor, in its discretion, may seek to realize the Company’s investments earlier than originally expected, which may be accomplished through one or more transactions, including, to the extent permitted by applicable law, transactions with another investment fund or account sponsored or managed by Kennedy Lewis (collectively “Other Kennedy Lewis Investors”), which will be for a price equal to the fair value of such investment. The value of such investment, subject to approval by the Board, will be determined by the Advisor and verified by one or more third-party valuation agents. The Advisor may seek such realizations in order to support the Company’s target risk/return profile with respect to the Company’s unrealized investments, taking into account such factors as the Company’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

The Company May be Required to Disclose Information Regarding Shareholders.

The Company, the Advisor or their respective affiliates, Service Providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Company and the shareholders, including investments held directly or indirectly by the Company and the names and level of beneficial ownership of certain of the shareholders, to regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Company directly or indirectly invests. Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Company, the Advisor or any of their affiliates, Service Providers or agents, may be prohibited from disclosing to any shareholder that any such disclosure has been made.

The Company is Subject to Operational Risks.

The Company is subject to operational risk, including the possibility that errors may be made by the Advisor or its affiliates and Service Providers in certain transactions, calculations or valuations on behalf of, or otherwise relating to, the Company. Shareholders may not be notified of the occurrence of an error or the resolution of any error. Generally, the Advisor, its affiliates and Service Providers will not be held accountable for such errors, and the

Company may bear losses resulting from such errors, so long as such errors were not the result of negligence or misconduct.

The Company is Subject to Risks Relating to Exposure to Material Non-Public Information.

The senior investment professionals and other Investment Team members of Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which the Company invests, or other Kennedy Lewis’ funds, the securities of which are purchased or sold on the Company’s behalf. Additionally, senior investment professionals and other Investment Team members of the Advisor may receive material non-public information in connection with investments the Advisor is considering for the Company, as well as those we are considering for other for other funds. In the event that material nonpublic information is obtained with respect to such companies, or the Company become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, the Company could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Company.

The Company is Subject to Risks Relating to Technology Systems.

The Company depends on the Advisor to develop and implement appropriate systems for its activities. The Company may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Company’s activities. In addition, certain of the Company’s and the Advisor’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Advisor may not always be in a position to verify the risks or reliability of such third-party systems. For example, the Company and the Advisor generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures. Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks. Any such defect or failure could cause the Company to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.

The Company is Subject to Risks Relating to Cybersecurity.

The Company, the Advisor and their Service Providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to a shareholder by interfering with the processing of investor transactions, affecting the Company’s ability to calculate net asset value or impeding or sabotaging the investment process. The Company may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Advisor to civil liability as well as regulatory inquiry and/or action (and the Advisor may be indemnified by the Company in connection with any such liability, inquiry or action). In addition, any such breach could cause substantial withdrawals from the Company. Shareholders could also be exposed to losses resulting from unauthorized use of their personal information.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under the current conditions.

While the Advisor has implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified. Similar types of cybersecurity risks also are present for portfolio companies in which the Company invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Company’s investments in such portfolio companies to lose value.

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If the Company or the Advisor or certain of their affiliates, fail to comply with the relevant and increasing laws and regulations, the Company could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners.

Kennedy Lewis has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. Shareholders should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or the shareholders.

The Company may pay retainers, closing, monitoring, performance or other fees to sourcing, operating and joint venture partners. Such retainer fees may be netted against a closing fee, if applicable, in connection with the related investment. However, if no such investment is consummated, the Company will bear any retainer amounts as an expense. In addition, to the extent the compensation of a sourcing, operating or joint venture partner is based on the performance of the relevant investments, the sourcing, operating or joint venture partner may have an incentive to seek riskier investments than it would have under a different compensation structure. In this regard, a sourcing, operating or joint venture partner may receive incentive compensation at the expense of the Company. The expenses of sourcing, operating and joint venture partners may be substantial. In certain circumstances, the Company or a portfolio company in which the Company invests may pay fees to sourcing, operating and/or joint venture partners in consideration for services, including where the Advisor may have otherwise provided those services without charge. In other circumstances, sourcing, operating and/or joint venture partners may receive certain third-party fees (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees as well as prepayment premiums) in respect of an investment, and no such fees will offset or otherwise reduce the management fee payable by shareholders. The existence of such fees may result in the Company paying fees twice, once to the Advisor in the form of management fees and once to the sourcing, operating or joint venture partners to service or manage the same assets.

Sourcing, operating and/or joint venture partners may invest in the Company. Joint venture investments involve various risks, including the risk that the Company will not be able to implement investment decisions or exit strategies because of limitations on the Company’s control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under applicable law, and tax and regulatory risks related to the joint venture’s structure, which may adversely affect the Company’s pre-tax returns. In addition, the Company may, in certain cases, be liable for actions of its joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.

The Company is Subject to Risks Relating to Electronic Delivery of Certain Documents.

Unless a shareholder opts out, shareholders will be deemed to consent to electronic delivery or posting to the transfer agent’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the shareholders by the Company, the Advisor, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the shareholders under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Advisor cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “The Company is Subject to Risks Relating to Technology Systems” and “–The Company is Subject to Risks Relating to Cybersecurity” above.

The Company is Subject to Risks Relating to Handling of Mail.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be processed. None of the Company, the Advisor or any of their trustees, officers, advisors or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

The Company is Subject to General Credit Risks.

The Company may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Company’s investments. In the event of foreclosure, the Company or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Company. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Company. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Company’s rights.

The Prices of the Company’s Investments Can be Volatile.

The prices of the Company’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Company’s returns.

The Company is Subject to Risks Relating to Syndication and/or Transfer of Investments.

The Company may originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). The Company may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Company may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof. In such instances, the Company will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Company will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in the Company owning a greater interest therein than anticipated.

Kennedy Lewis has formed KLCC SPV GS1 LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“SPV I”), for the purpose of entering into a credit agreement with Goldman Sachs Bank USA, and may in the future form additional wholly owned and/or “controlled” (as defined in Section 2(a)(9) of the 1940 Act) subsidiaries (together with SPV I, a “Subsidiary”). The Company complies with the provisions of the 1940 Act governing capital structure and leverage in respect of each Subsidiary (i.e., any borrowings of SPV I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act) and will comply with such requirements in respect of any newly formed Subsidiary. In addition, any such Subsidiary complies (or will comply) with the 1940 Act provisions related to affiliated transactions.

The current Advisory Agreement contemplates that the Advisor may provide its advisory services to the Company through wholly owned or primarily controlled subsidiaries of the Company. To the extent that the Company forms a wholly owned or primarily controlled subsidiary advised by an investment adviser other than the Advisor, the investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

The Company May Need to Raise Additional Capital.

The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of this offering. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

The Company is Subject to Counterparty Risks.

To the extent that contracts for investment will be entered into between the Company and a market counterparty as principal (and not as agent), the Company is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Company. The Company may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Company’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Company’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Company will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Company is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Company intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Company will not sustain a loss on a transaction as a result.

The Company is Dependent on Key Personnel.

The Company depends on the continued services of its Investment Team and other key management personnel. If the Company were to lose any of these officers or other management personnel, such a loss could result in operating inefficiencies and lost business opportunities, which could have a negative effect on the Company’s operating performance.

Further, we do not intend to separately maintain key person life insurance on any of these individuals.

The Board May Make Certain Changes in the Company’s Investment Objectives, Operating Policies or Strategies Without Prior Notice or Investor Approval.

The Company’s Board has the authority to modify or waive certain of the Company’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Company also cannot be dissolved without prior investor approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its shares. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.

The Board May Make Certain Changes to the Company’s Declaration of Trust Without Prior Investor Approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Trustees and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by Kennedy Lewis or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other Kennedy Lewis Investors or affiliates of the Advisor in Kennedy Lewis-originated loans and financings except for pursuant to the co-investment exemptive relief granted by the SEC (the “Co-Investment Order”) which delineates the requirements the Advisor must comply with for the Company to invest with other Kennedy Lewis Investors.

Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with the Company’s investment objectives and strategies, certain Board Criteria, and the other applicable conditions of the Co-Investment Order. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Other Kennedy Lewis Investors, including, in some cases, proprietary accounts of Kennedy Lewis. Because investments are allocated across multiple Kennedy Lewis Accounts, the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to due to allocations, including non-pro rata allocations, to Other Kennedy Lewis Investors.

If the Advisor identifies an investment and the Company is unable to rely on the co-investment relief for that particular opportunity, the Advisor will be required to determine which accounts should make the investment at the potential exclusion of other accounts. In such circumstances, the Advisor will adhere to its investment allocation policy in order to determine the account to which to allocate investment opportunities. Accordingly, it is possible that the Company may not be given the opportunity to participate in investments made by other accounts.

The Company is Subject to Risks Relating to Distributions.

The Company intends to pay quarterly distributions to shareholders out of assets legally available for distribution. The Company cannot guarantee that it will make distributions, and if it does it may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and although the Company generally expects to fund distributions from cash flow from operations, it has not established limits on the amounts it may pay from such sources. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Company and the information about the specific tax characteristics of the Company’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Company’s net ordinary income or capital gains. To the extent that the Company’s distributions contain a return of capital, such distributions should not be considered the dividend yield or total return of an investment in the Common Shares. The amount treated as a tax-free return of capital will reduce a shareholder’s adjusted tax basis in the Common Shares, thereby increasing the shareholder’s potential taxable gain or reducing the potential taxable loss on the sale of Common Shares.

The Board Has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases.

Our Board has adopted a share repurchase program, which the Board may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a “Liquidity Event,” which is defined as including (1) an Exchange Listing or (2) a Sale Transaction. We currently do not intend to undertake a Liquidity Event, and we are not obligated by our Declaration of Trust or otherwise to effect a Liquidity Event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

Investing in Private and Middle Market Portfolio Companies Poses the Risk of Losing All or Part of Its Investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and the Company relies on the ability of the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose money on its investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the Company’s portfolio companies and, in turn, on the Company. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Company’s executive officers, trustees and investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from its investments in portfolio companies.

The Company Faces Risks Associated With the Deployment of Its Capital.

In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in the offering or any private offering and the time we invest the net proceeds. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments.

In the event we are unable to find suitable investments such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

The Company is Currently Operating in a Period of Capital Markets Disruption, Significant Volatility and Economic Uncertainty.

The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Company and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments the Company has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Company’s investment valuations.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains and a potential global recession may impact portfolio companies. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.

Additionally, the Israel-Hamas war and resulting market volatility could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or further escalation of the war and resulting future market disruptions are impossible to predict but could be significant. Any disruptions resulting from the Israel-Hamas war and any future conflict or resulting from actual or threatened responses to such actions could cause disruptions to portfolio companies located in the Middle East or those that have substantial business relationships with companies in the affected region.

A prolonged period of market illiquidity may cause the Company to reduce the volume of loans and debt securities originated and/or fund and adversely affect the value of the Company’s portfolio investments, which could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company is Exposed to Risks Related to Bank Failures.

The Company, Advisor, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Advisor’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Advisor and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the U.S. Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Advisor, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Advisor’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

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

The Company is Exposed to Risks Associated With Changes in Interest Rates, Including the Current Rising Interest Rate Environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred shares to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. In a period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, potentially resulting in lower net investment income. In the current economic environment, we may take on fixed rate liabilities which will remain at the elevated interest rate even if interest rates decrease. Thus, the decrease in our investment income would not be offset by decreased borrowing costs, potentially affecting the Company’s future distributions to shareholders. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates and to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our Common Shares.

The Company is Subject to Risks Relating to Volatility in the Banking Sector

In March 2023, Silicon Valley Bank and Signature Bank were closed by U.S. state regulators and placed under receivership by the FDIC, and in May 2023, JPMorgan Chase acquired a substantial majority of assets and assumed certain liabilities of First Republic Bank. Following these high-profile events, several other U.S. and non-U.S. banking institutions experienced sell-offs and/or significant declines to their share prices, with several being placed on “watch lists,” suffering ratings downgrades and/or receiving emergency funding from governments. The impact of the banking sector’s volatility on the financial system and broader economy could be significant.

If the banking institutions used by the Company fail or are impacted by such volatility, such events could have a material adverse effect on the Company and its Shareholders (including loss of capital held at such banking institutions and/or an inability to meet its obligations to other counterparties). A large percentage of the Company’s assets may be held by a limited number of banking institutions (or even a single banking institution). If a banking institution at which the Company maintains deposit accounts or securities accounts fails, any cash or other assets in such accounts may be temporarily inaccessible or permanently lost by the Company. Generally, the Company would be an unsecured creditor with respect to cash balances in excess of $250,000 held at a single banking institution insured by the FDIC, and therefore the Company may not ultimately recover any such excess amounts. In addition, FDIC deposit insurance does not extend to certain other assets held by a banking institution (e.g., bond investments, U.S. Treasury bills or notes).

If a banking institution that provides all or a part of a credit facility, other borrowings and/or other services to the Company fails, the Company could be unable to draw funds under such credit facilities and may not be able to obtain replacement credit facilities or other services from other lending institutions with similar terms. If the Company’s credit facilities and accounts are provided by the same banking institution, and such banking institution fails, the Company could face significant difficulties in funding any near-term obligations it has in respect of its investments or otherwise. Even if the banking institutions used by the Company remain solvent, continued volatility in the banking sector could cause or intensify an economic recession and make it more difficult for the Company to obtain or refinance its credit facilities and other indebtedness at all or on as favorable terms as could otherwise have been obtained.

Similarly, the banking institutions that the portfolio companies in which the Company may invest have depositor or lending arrangements may fail. This would have a material adverse effect on such portfolio companies, the Company and its Shareholders, including by preventing such portfolio companies from making principal and interest payments or other applicable payments owed with respect to the Company’s investments. Generally, neither the Advisor nor the Administrator have a meaningful role in selecting the banking institutions used by the portfolio companies in which the Company invests. Instead, the Advisor and the Administrator generally rely on the management team of the portfolio companies to select appropriate banking services.

The Failure in Cyber Security Systems, as well as the Occurrence of Events Unanticipated in the Company’s Disaster Recovery Systems and Management Continuity Planning Could Impair Its Ability to Conduct Business Effectively.

The occurrence of a disaster, such as a cyber-attack against the Company or against a third-party that has access to the Company’s data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on its ability to communicate or conduct business, negatively impacting its operations and financial condition. This adverse effect can become particularly acute if those events affect the Company’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of its data.

The Company depends heavily upon computer systems to perform necessary business functions. Despite its implementation of a variety of security measures, the Company’s computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in the Company’s operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

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

Risks Related to the Company’s Investments

Our investments may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.

The Company is Subject to General Risks.

A fundamental risk associated with the Company’s investment strategy is that the companies in whose debt the Company invests will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that the Advisor expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

The Company’s Portfolio Companies May be Highly Leveraged.

Portfolio companies may be highly leveraged, and there may be no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to shareholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the Company’s investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Company’s investment in such portfolio company could be significantly reduced or even eliminated.

The Company is Subject to Risks Relating to Issuer/Borrower Fraud.

Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Company or its affiliates to perfect or effectuate a lien on the collateral securing the loan. The Company or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.

The Company is Subject to Risks Due to its Reliance on Portfolio Company Management.

The Advisor generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management and/or sponsor team. However, the Company generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is the intent of the Company to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, the Company is subject to the risk that a borrower in which it invests may make business decisions with which the Company disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Company. Furthermore, in exercising its investment discretion, the Advisor may in certain circumstances commit funds of the Company to other entities that will be given a mandate to make certain investments consistent with the Company’s investment objective and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Advisor will cease to have such control.

The Company is Subject to Risks Relating to Environmental Matters.

Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Company invest could cause major environmental damage, which may result in significant financial distress to the Company’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Company (and the shareholders) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Company is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Company to achieve enforcement of such indemnities. See also “The Company is Subject to Risks from Provision of Managerial Assistance and Control Person Liability” below.

The Value of Certain Portfolio Investments May Not be Readily Determinable.

The Company expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Advisor, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. The Company expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Company expects to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Company’s net asset value could be adversely affected if determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Advisor, on the one hand, and investors on the other hand, with respect to the valuation of investments.

The Company May Elect Not to or May be Unable to Make Follow-On Investments in Portfolio Companies.

Following an initial investment in a portfolio company, the Company may make additional investments in that portfolio company as “follow-on” investments, in order to:

•
increase or maintain in whole or in part the Company’s voting percentage;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
attempt to preserve or enhance the value of the Company’s investment.

The Company may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

The Company has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of its RIC status.

The Company May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.

The Company does not generally intend to take controlling equity positions in the Company’s portfolio companies. To the extent that the Company does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in portfolio companies, the Company may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.

The Company is Subject to Risks Relating to Defaults by Portfolio Companies.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds and the value of any equity securities the Company owns. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

The Company is Subject to Risks Relating to Third Party Litigation.

The Company’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Company exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company (to the extent not borne by the portfolio companies) and would reduce net assets. The Advisor and others are indemnified in connection with such litigation, subject to certain conditions.

Inflation May Adversely Affect the Business, Results of Operations and Financial Condition of Our Portfolio Companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The Company is Subject to Risks Related to Reliance on Projections.

The Company may rely upon projections developed by the Advisor concerning an investment’s future performance, outcome and cash flow. Projections are inherently subject to uncertainty and factors beyond the control of the Advisor. The inaccuracy of certain assumptions, the failure to satisfy certain requirements and the occurrence of other unforeseen events could impair the ability of an investment to realize projected values, outcomes and cash flow.

Economic Conditions May Have Adverse Effects on the Company and the Portfolio Companies.

The Company and the portfolio companies in which the Company invests may be adversely affected by deterioration in the financial markets and economic conditions throughout the world, some of which may magnify the risks described herein and have other adverse effects. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of adverse market conditions cannot be accurately forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are acquired by the Company. Such declines could lead to weakened investment opportunities for the Company, could prevent the Company from successfully meeting its investment objective or could require the Company to dispose of investments at a loss while such unfavorable market conditions prevail. In addition, the investment opportunities of the Company may be dependent in part upon the consummation of leveraged buyouts and other private equity sponsored transactions, recapitalizations, refinancings, acquisitions and structured transactions. If fewer of these transactions occur than the Advisor expects, there may be limited investment opportunities for the Company. Periods of prolonged market stability may also adversely affect the investment opportunities available to the Company.

The Company is Subject to Risks Relating to Reduced Investment Opportunities.

The Advisor believes that volatility and instability in the credit markets can create significant investment opportunities for the Company. When credit markets stabilize, in particular, in the Company’s target middle market sector, there may be reduced investment opportunities for the Company and/or the Company may not be able acquire investments on favorable terms. Periods of prolonged market stability may also adversely affect the investment opportunity set available to the Company.

The Company is Subject to Risks Relating to Investments in Undervalued Assets.

The Company may invest in undervalued loans and other assets as part of its investment strategy. The identification of investment opportunities in undervalued loans and other assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial or complete losses.

The Company may incur substantial losses related to assets purchased on the belief that they were undervalued by their sellers, if they were not in fact undervalued at the time of purchase. In addition, the Company may be required to hold such assets for a substantial period of time before realizing their anticipated value, and there is no assurance that the value of the assets would not decline further during such time. Moreover, during this period, a portion of the Company’s assets would be committed to those assets purchased, thus preventing the Company from investing in other opportunities. In addition, the Company may finance such purchases with borrowed funds and thus will have to pay interest on such borrowed amounts during the holding period.

The Company Operates in a Competitive Debt Environment.

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as private credit funds, hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations (“CLOs”) and other structured loan funds. In addition, given the Company’s target investment size and investment type, the Advisor expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Company. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Company, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Company intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Company, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Advisor which may affect the Company’s ability to participate in attractive investment opportunities and/or cause the Company to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Advisor may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Company. The Company may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party service providers.

The Company is Subject to Risks Relating to Illiquidity of the Company’s Assets and Distributions In Kind.

The Company invests primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market. In some cases, the Company may be prohibited from selling such investments for a period of time or otherwise be restricted from disposing of such investments. The market prices, if any, for such assets tend to be volatile, and may fluctuate due to a variety of factors that are inherently difficult to predict. Furthermore, the types of investments made may require a substantial length of time to liquidate due to the lack of an established market for such investments or other factors. As a result, there is a significant risk that the Company may be unable to realize its investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. Accordingly, the Advisor is unable to predict with confidence what, if any, exit strategies will ultimately be available for any given asset. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal or other reasons, and the Company may not be able to sell assets when the Company desires to do so or to realize what the Advisor perceives to be the fair value of its assets in the event of a sale. Further, although the Advisor may at the time of making investments expect a certain portion of such investments to be refinanced or repaid before maturity, depending on economic conditions, interest rates and other variables, borrowers may not finance or repay loans early. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. In addition, in times of extreme market disruption, there may be no market at all for one or more asset classes, potentially resulting in the inability of the Company to dispose of its assets for an indefinite period of time. Even if investments are successful, they are unlikely to produce a realized return to shareholders for a period of years. Furthermore, a portion of interest on investments is paid in kind rather than in cash to the Company.

The Company is Subject to Risks Relating to Priority of Repayment of Debt Investments.

The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a portfolio company. Portfolio companies may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which the Company invests. If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to debt securities in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company. Where the Company holds a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to the Company. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that the Company would have been able to achieve in the absence of such other debt.

Even where the senior loans held by the Company are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by the Company. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by the Company. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which the Company has a lien. The Company also invests in second lien secured debt. Second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the debt’s terms, or at all, or that the Company will be able to collect on the debt should we be forced to enforce our remedies.

The Company is Subject to Risks Relating to Certain Guarantees.

The Company may invest in debt that is guaranteed by a subsidiary of the issuer. In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by the Company may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws. As a result, such creditors may take priority over the claims of the Company under such guarantees. Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and the Company would no longer have any claim against such portfolio company or the applicable guarantor. In addition, the court might direct the Company to disgorge any amounts already received from the portfolio company or a guarantor. In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations. The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations

The Company is Subject to Risks Relating to Secured Loans.

Most of the loans held by the Company are secured. These investments may be subject to the risk that the Company’s security interests in the underlying collateral are not properly or fully perfected. Compounding these risks, the collateral securing debt investments will often be subject to casualty or devaluation risks.

The Company is Subject to Risks Relating to Senior Secured Debt and Unitranche Debt.

When the Company invests in senior secured term debt and unitranche debt, it will generally take a security interest in the available assets of these portfolio companies, including equity interests in their subsidiaries. There is a risk that the collateral securing the Company’s investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, the Company’s security interest could be subordinated to claims of other creditors. In addition, any deterioration in a portfolio company’s financial condition and prospects, including any inability on its part to raise additional capital, may result in the deterioration in the value of the related collateral. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the investment terms or at all, or that the Company will be able to collect on the investment should the Company be forced to enforce its remedies.

The Company is Subject to Business and Credit Risks.

Investments made by the Company generally will involve a significant degree of financial and/or business risk. The securities in which the Company invests may pay fixed, variable or floating rates of interest, and may include zero-coupon obligations or interest that is paid-in-kind (which tend to increase business and credit risks if an investment becomes impaired because there would be little to no realized proceeds through cash interest payments prior to such impairment). These types of securities are subject to the risk of the issuer’s inability to make principal and interest payments on its obligations (i.e., credit risk) and are also subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity (i.e., market risk).

Business risks may be more significant in smaller portfolio companies or those that are embarking on a build-up or operating turnaround strategy. Such companies may have no or short operating histories, new technologies and products and their management teams may have limited experience working together, all of which enhance the difficulty of evaluating these investment opportunities. The management of such companies will need to implement and maintain successful finance personnel and other operational strategies and resources in order to become and remain successful. Other substantial operational risks to which such companies are subject include uncertain market acceptance of the company’s services, a potential regulatory risk for new or untried and/or untested business models (if applicable), products and services to the extent they relate to regulated activities in the relevant jurisdiction, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. Such companies will have no or short operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.

The Company’s Investments May be Affected by Force Majeure Events.

The instruments in which the Company invests may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a portfolio company to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if the Company’s investment in such issuer is cancelled, unwound or acquired (which could be without what the Advisor considers to be adequate compensation). Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company may invest specifically. To the extent the Company is exposed to investments in issuers that as a group are exposed to such force majeure events, the Company’s risks and potential losses are enhanced.

The Company is Subject to Risks Relating to Infectious Disease and Pandemics.

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the COVID-19, or other similarly infectious diseases may have material adverse impacts on the Company, the Advisor, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Advisor cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Advisor’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments.

If a future pandemic occurs (including a recurrence of COVID-19) during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Company’s term.

The Company is Subject to Risks Associated with Artificial Intelligence and Machine Learning Technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Advisor, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Advisor does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Advisor’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Advisor to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Advisor. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Advisor.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

The Company May Invest in Loans with Limited Amortization Requirements.

The Company may invest in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Company when they come due at their final stated maturity.

The Company is Subject to Risks Relating to Potential Early Redemption of Some Investments.

The terms of loans in which the Company invests may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal of an obligation held by the Company earlier than expected, either with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when general credit market conditions improve. Assuming an improvement in the credit market conditions, early repayments of the debt held by the Company could increase. There is no assurance that the Company will be able to reinvest proceeds received from prepayments in assets that satisfy its investment objective, and any delay in reinvesting such proceeds may materially affect the performance of the Company. Conversely, if the prepayment does not occur within the expected timeframe or if the debt does not otherwise become liquid, the term of the Company may continue in operation for longer than expected or the Company may make distributions in kind.

The Company is Subject to Risks Relating to Licensing Requirements.

Certain banking and regulatory bodies or agencies in or outside the United States may require the Company, the Advisor and/or certain employees of Kennedy Lewis to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Company may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Company. Such licenses or authorizations may require the disclosure of confidential information about the Company, shareholders or their respective affiliates, including the identity, financial information and/or information regarding the shareholders and their officers and trustees. The Company may not be willing or able to comply with these requirements. Alternatively, the Advisor and/or its affiliates may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Company and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Company or the Advisor, affiliates and/or certain of their respective employees to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Company’s ability to implement its investment program and achieve its intended results.

The Company is Subject to Risks Relating to Minority Investments and Joint Ventures.

The Company may make minority equity investments in entities in which the Company does not control the business or affairs of such entities. In addition, the Company has and intends to continue to co-invest with other parties through partnerships, joint ventures or other entities and the Advisor may share management fees, incentive fees and/or other forms of compensation with such parties. The Advisor expects that in some cases the Company will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Company. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

Cooperation among joint venture partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture or other business in which the Company is involved. In particular, a joint venture partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Company, and the Company may not be in a position to limit or otherwise protect the value of one or more of the Company’s investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. In addition, the Company may in certain circumstances be liable for actions of its joint venture partners.

In certain cases, conflicts of interest may arise between the Company and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Company will cause the joint venture to be managed in a manner that is favorable to the Company. In addition, it is anticipated that the Company could be invested in debt instruments issued by a joint venture entity while one or more other clients managed by Kennedy Lewis will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

The Company is Subject to Risks from Provision of Managerial Assistance and Control Person Liability.

The Company may obtain rights to participate in the governance of certain of the Company’s portfolio companies. In such instances, the Company typically will designate board members to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors, including claims that the Company is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, the Company might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Company if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Company to claims that it has interfered in management to the detriment of a portfolio company. While the Advisor intends to operate the Company in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Company and the shareholders.

The Company is Subject to Risks of Investments in Certain Countries.

The Company makes investments in a number of different countries, some of which may prove unstable. Depending on the country in which a portfolio company is located, such investments may involve a number of risks, including the risk of adverse political developments such as nationalization, confiscation without fair compensation or war, and the risk of regulations which might prevent the implementation of cost cutting or other operational improvements.

A portion of the Company’s assets have been and continue to be invested in loans denominated in currencies other than the U.S. dollar or the price of which is determined with references to such currencies. As a result, any fluctuation in exchange rates will affect the value of investments. The Company generally expects to employ hedging techniques designed to reduce the risk of adverse movements in currency exchange rates. Furthermore, the Company may incur costs in connection with conversions between various currencies.

Investments in corporations or assets in certain countries may require significant government approvals under corporate, securities, exchange control, foreign investment and other similar laws. In addition, such investments may give rise to taxes in local jurisdictions, for which a shareholder may not be entitled to any corresponding credit or tax benefit to a shareholder. Such investments may also give rise to tax filing obligations for shareholders in these jurisdictions, although the Advisor may structure such investments so as to prevent such obligations from being imposed on shareholders. Also, some governments from time to time may impose restrictions intended to prevent capital flight, which may, for example, involve punitive taxation (including high withholding taxes) on certain securities or asset transfers or the imposition of exchange controls making it difficult or impossible to exchange or repatriate the local currency. In addition, the laws of various countries governing business organizations, bankruptcy and insolvency may make legal action difficult and provide little, if any, legal protection for investors.

The availability of information within developing countries and emerging market jurisdictions, including information concerning their economies and the securities of companies in such countries, and the amount of government supervision and regulation of private companies in developing countries, generally is more limited than is the case in more developed countries. The accounting, auditing and financial reporting standards and practices of certain countries may not be equivalent to those employed in more developed countries and may differ in fundamental respects. Accordingly, the Company’s ability to conduct due diligence in connection with their investments and to monitor the investments may be adversely affected by these factors. The Company may not be in a position to take legal or management control of its investments in certain countries. It may have limited legal recourse in the event of a dispute, and remedies might have to be pursued in the courts of the country in question where it may be difficult to obtain and enforce a judgment.

The Company is Subject to Risks Relating to its Hedging Strategy and Policies.

The Company generally expects to employ hedging or other risk management techniques designed to reduce the risk of adverse interest rate or currency movements, credit market risk and certain other risks. There can be no assurance that any hedging transactions will be successful or comprehensive. For example, the Company may not be able to or may elect not to hedge interest payments in foreign currencies. Similarly, the Company may hedge certain credit markets generally in order to seek to provide overall risk reduction to the Company. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position. While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject the Company to the risk that the counterparty defaults on its obligations, and may produce different economic or tax consequences to the shareholders than would apply if the Company had not entered into such hedging transactions. The Company may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, swaps, forward contracts, and options. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, the Company may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.

The Company is Subject to Risks Relating to Derivatives.

Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. The Company may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, swaps, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging and risk management purposes. The Company also may use derivative instruments to approximate or achieve the economic equivalent of an otherwise permitted investment (as if the Company directly invested in the loans, claims or securities of the subject issuer) or if such instruments are related to an otherwise permitted investment. The Company’s use of derivative instruments involves investment risks and transaction costs to which the Company would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used. The use of derivative instruments may entail risks including, among others, leverage risk, volatility risk, duration mismatch risk, correlation risk and counterparty risk.

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

The Company is Subject to Risks Relating to Contingent Liabilities.

The Company is expected to incur contingent liabilities in connection with an investment from time to time. For example, in connection with the disposition of an investment, the Company may be required to make representations about the business and financial affairs of the underlying assets or business, or be responsible for the contents of disclosure documents. These arrangements may result in the incurrence of accrued expenses, liabilities or contingencies for which the Company may establish reserves or escrow accounts. The Company also invests and further expects to invest in a delayed draw or revolving credit facility. If the borrower subsequently draws down on the facility, the Company would be obligated to fund the amounts due. The Company may incur numerous other types of contingent liabilities. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

The Company is Subject to Risks Relating to High Yield Debt.

The Company invests in “higher yielding” (and, therefore, generally higher risk) debt securities. In most cases, such debt will be rated below “investment grade” or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. There are no restrictions on the credit quality of the Company’s loans. The market for high-yield securities has experienced periods of volatility and reduced liquidity. The market values of certain of these debt securities may reflect individual corporate developments. It is likely that a general economic recession or a major decline in the demand for products and services, in which the obligor operates, could have a materially adverse impact on the value of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these debt securities.

The Company is Subject to Risks Relating to Investments in Unsecured Debt.

The Company invests a portion of its investment portfolio in unsecured indebtedness, whereas all or a significant portion of the issuer’s senior indebtedness may be secured. In such situations, the ability of the Company to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors.

The Company is Subject to Risks Relating to Subordinated Loans.

The Company may acquire and/or originate subordinated loans. If a borrower defaults on a subordinated loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the loan held by the Company will be satisfied only after the senior loans are repaid in full. Under the terms of typical subordination agreements, senior creditors may be able to block the acceleration of the subordinated debt or the exercise by holders of subordinated debt of other rights they may have as creditors. Accordingly, the Company may not be able to take the steps necessary or sufficient to protect its investments in a timely manner or at all. In addition, subordinated loans may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, the Company may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Advisor’s ability to amend the terms of the Company’s loans, assign its loans, accept prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with subordinated loan securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its loan. Many obligors on subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated loans increases if such investments are loans of distressed or below investment grade issuers. Default rates for subordinated loan securities have historically been higher than has been the case for investment grade securities.

The Company is Subject to Risks Relating to Non-Recourse Obligations.

The Company may invest in non-recourse obligations of issuers. Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the owners, officers, directors or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations. Consequently, the Company, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

The Company is Subject to Risks Relating to Publicly-Traded Securities.

Although not the investment focus of the Company, the Company may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include Kennedy Lewis personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Company may be unable to obtain financial covenants or other contractual rights that the Company might otherwise be able to obtain in making privately-negotiated investments. Moreover, the Company may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, the Company may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because Kennedy Lewis may have material, non-public information regarding the issuers of those securities or as a result of other Kennedy Lewis policies. Accordingly, there can be no assurance that the Company will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Company.

The Company is Subject to Risks Associated with Originating Loans to Companies in Distressed Situations.

As part of its lending activities, the Company or its affiliates may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to the Company, they involve a substantial degree of risk. Issuers of lower-rated securities generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments. If an issuer’s financial condition deteriorates, accurate financial and business information may be limited or unavailable. In addition, lower-rated investments may be thinly traded and there may be no established secondary or public market. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Company will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action.

The Company is Subject to Risks Associated with Investments that May Become Distressed.

The Company has made, and may continue to make, investments that become distressed due to factors outside the control of the Advisor. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by the Company or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which the Company invests, the Company may lose its entire investment, may be required to accept cash or securities with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time. In addition, under applicable law, the Company may not be able to participate in future financings for restructured investments. Under such circumstances, the returns generated from the Company’s investments may not compensate the shareholders adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company’s insolvency, payments to the Company and distributions by the Company to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. Investments in restructurings involving non-U.S. portfolio companies may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These considerations will differ depending on the country in which each portfolio company is located or domiciled.

Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Advisor. To the extent that the Advisor becomes involved in such proceedings, the Company may have participated more actively in the affairs of the company than that assumed generally by a passive investor. In addition, involvement by the Advisor in an issuer’s or portfolio company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the issuer and/or portfolio company. Such investments would likely take more time to realize before generating any returns and may not generate income during the course of reorganization.

The Company is Subject to Risks Associated with Management of Distressed Investments.

Each Affiliate is actively engaged in advisory and management services for multiple Affiliate Accounts. Certain investments of the Company may become distressed (a “Distressed Investment”), including as a result of an underlying portfolio company or issuer of an investment undergoing financial stress, restructuring or bankruptcy. In such an event, the Advisor may supplement the Investment Team generally responsible for the management of the Company’s portfolio with other investment professionals of the Advisor that are generally responsible for managing distressed and opportunistic investments on behalf of Affiliate Accounts (the “Distressed Investment Team”). The Distressed Investment Team may employ different investment or trading strategies with respect to the Distressed Investments than those that would otherwise have been employed by the investment team. In addition, the investment or trading strategies employed by the Distressed Investment Team with respect to the Distressed Investments may be influenced by investment decisions it makes, or strategies it employs, in managing similar investments for the benefit of the Affiliate Accounts. However, the investment or trading strategy for the Company may be different than the strategy it employs in managing distressed or opportunistic investments in the Affiliate Accounts and, accordingly, such investments may produce different investment results for the Company and the Affiliate Accounts. The Advisor will seek to manage the Company and the Affiliate Accounts in accordance with their respective investment objectives and guidelines; however, the Affiliate including the Distressed Investment Team, may give advice and take action with respect to any current or future Affiliate Accounts that may compete or conflict with the advice given to the Company, including with respect to the timing or nature of actions relating to certain investments.

The Company is Subject to Risks Associated with Acquisitions of Portfolios of Loans.

The Company has invested in and may continue to invest in portfolios of loans. The Company is unlikely to be able to evaluate the credit or other risks associated with each of the underlying borrowers or negotiate the terms of underlying loans as part of its acquisition but instead must evaluate and negotiate with respect to the entire portfolio of loans or, in the case where the Company invests in contractual obligations to purchase portfolios of loans subsequently originated by a third party, with respect to the origination and credit selection processes of such third party rather than based on characteristics of a static portfolio of loans. As a result, one or more of the underlying loans in a portfolio may not include some of the characteristics, covenants and/or protections generally sought when the Company acquires or originates individual loans. Furthermore, while some amount of defaults are expected to occur in portfolios, defaults in or declines in the value of investments in excess of these expected amounts may have a negative impact on the value of the portfolio and may reduce the return that the Company receives in certain circumstances.

The Company is Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.

The Company has incurred and is expected to continue to, from time to time, incur contingent liabilities in connection with an investment. For example, the Company makes investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Company would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Company may never fund the investment (in full or in part), which may result in inefficient deployment of capital. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated by Kennedy Lewis into separate investments, with certain investors (which may or may not include the Company) participating in the initial drawdowns and other investors (which may or may not include the Company) participating in the later drawdowns. In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as original issue discount, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations. Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include the Company) will be obligated in any event to fund such later funding obligations. In certain cases, the Company may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit or because Kennedy Lewis forms a new investment fund focused on investing in revolvers, delayed-draw investments and lines of credit. As a result, the Company may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan. Where the Company and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Company and the other investors as the interests of the Company and the other investors may not be completely aligned with respect to such investment. In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Company may not be aligned with other participating investors. There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.

The Company is Subject to Risks Associated with Subordinated Debt Tranches.

The Company has made, and may continue to make, investments in securities, including senior or subordinated and equity tranches, issued by CLOs. Investments in CLO securities are complex and are subject to a number of risks related to, among other things, changes in interest rates, the rate of defaults and recoveries in the collateral pool, prepayment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when the Company seeks to sell its interests in CLO securities. If a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by the Company will cease until that CLO brings itself back into compliance with such coverage tests. CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer. The use of leverage creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral. As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of the investment in the CLO securities. Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on subordinated and equity tranches of a CLO, are subject to priority of payments. CLO equity is subordinated to the prior payment of all obligations under debt securities. Further, in the event of default under any debt securities issued by a CLO, and to the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by CLO equity and then by the debt securities in reverse order of seniority. Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO equity.

Any investments in securities for which Kennedy Lewis or its subsidiary acts as the collateral manager are subject to applicable federal securities laws, including the 1940 Act and rules thereunder.

The Company is Subject to Risks Associated with Forming CLOs.

To finance investments, we have in the past and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the subordinated notes issued in the securitization. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The collateral manager for a CLO that we create may be the Company, the Advisor or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Advisor or an affiliate other than the Company serves as collateral manager and the Company is obligated to compensate the Advisor or the affiliate for such services, we, the Advisor or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional fees to the Advisor or the affiliate in connection therewith. To the extent the Company serves as collateral manager, the Company will receive no fees for providing such collateral management services.

The Company is Subject to Risks Associated with Covenant-Lite Loans.

Although the Company generally expects the transaction documentation of some portion of the Company’s investments to include covenants and other structural protections, a portion of the Company’s investments has been, and may continue to be, composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Company’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

The Company is Subject to Risks Associated with Investing in Equity.

The Company may make certain equity investments. The value of these securities generally will vary with the performance of the issuer and movements in the equity markets. As a result, the Company may suffer losses if it invests in equity of issuers whose performance diverges from the Advisor’s expectations or if equity markets generally move in a single direction and the Company has not hedged against such a general move. Equity investments generally will not feature any structural or contractual protections or payments that the Company may seek in connection with its debt investments. In addition, investments in equity may give rise to additional taxes and/or risks and the Company may hold these investments through entities treated as corporations for U.S. federal income tax purposes or other taxable structures which may reduce the return from such investments.

The Company is Subject to Risks Associated with Investing in Convertible Securities.

Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for the Company. The debt characteristic of convertible securities also exposes the Company to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective. The Company’s exposure to these risks may be unhedged or only partially hedged.

The Company is Subject to Risks Associated with Investing in Structured Credit Instruments.

The Company has invested, and may continue to invest, in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Company seeks to sell its interest in a structured security.

The Company is Subject to Risks Associated with Assignments and Participations.

The Company may acquire investments directly, by way of assignment or indirectly by way of participation. The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation. In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor. Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. In purchasing a participation, the Company generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and the Company may not directly benefit from the collateral supporting the loan obligation in which it has purchased the participation. As a result, the Company would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, the Company may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans. Certain loans have restrictions on assignments and participations which may negatively impact the Company’s ability to exit from all or part of its investment in a loan. In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

The Company is Subject to Risks Relating to Fraudulent Conveyances and Voidable Preferences by Issuers.

Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of the Company as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which the Company invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of the Company as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if the Company does not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which the Company may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Company so that the Company’s claim against the issuer would be disallowed or subordinated.

The Company is Subject to Risks Related to Bankruptcy.

One or more of the issuers of an investment held by the Company may become involved in bankruptcy or similar proceedings. There are a number of significant risks inherent in the bankruptcy process. First, many events in a bankruptcy are adversarial and beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a court would not approve actions which may be contrary to the interests of the Company. Reorganizations can be contentious and adversarial. Participants may use the threat of, as well as actual, litigation as a negotiating technique. Second, the duration of a bankruptcy case can only be roughly estimated. The bankruptcy process can involve substantial legal, professional and administrative costs to the company and the Company, it is subject to unpredictable and lengthy delays, and during the process the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Any of these factors may adversely affect the return on a creditor’s investment. Third, U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. Fourth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be substantial. Fifth, a bankruptcy may result in creditors and equity holders losing their ranking and priority as such if they are considered to have taken over management and functional operating control of a debtor. Sixth, the Company may purchase creditor claims subsequent to the commencement of a bankruptcy case, and it is possible that such purchase may be disallowed by a court if it determines that the purchaser has taken unfair advantage of an unsophisticated seller, which may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser.

Further, several judicial decisions in the United States have upheld the right of borrowers to sue lenders or bondholders on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender or bondholder has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or shareholders. Because of the nature of certain of the investments, the Company could be subject to allegations of lender liability. Because of the potential of Kennedy Lewis or its affiliates to have investments in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, the Company may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of the conduct of the Company or Kennedy Lewis and its affiliates. In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by the Company as equity interests, and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios.

The Company is Subject to Risks Related to Exit Financing.

The Company may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Advisor’s evaluation of the anticipated outcome of an investment situation should prove incorrect, the Company could experience a loss.

The Company is Subject to Risks Related to Bankruptcy Involving Non-U.S. Companies.

Investment in the debt of financially distressed companies domiciled outside the United States involves additional risks. Bankruptcy law and process may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

The Company is Subject to Risks Relating to Creditors’ Committee and/or Board Participation.

In connection with some of the investments, the Company may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Advisor to enhance the value of the investments, it may also prevent the Company from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Company will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Advisor concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Company, it may resign from that committee or group, and the Company may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes the Company or the Advisor to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Company may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject the Company to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor. The Company will indemnify the Advisor or any other person designated by the Advisor for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. The Company will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

The Company is Subject to Risks of Investments in Special Situations.

The Company’s investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to the Company.

The Company is Subject to Risks Associated with Investments in Portfolio Companies in Regulated Industries.

Certain industries are heavily regulated. The Company may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include, among others, energy and power, gaming and healthcare. Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business. Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to the Company, which could adversely affect the Company’s ability to implement its investment objective.

The Company is Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.

We have invested and expect to continue to invest in original issue discount or PIK instruments. To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

• the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

• original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

• an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Advisor’s future base management fees which, thus, increases the Advisor’s future income incentive fees at a compounding rate;

• market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

• the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

• even if the conditions for income accrual under accounting principles generally accepted in the United States (“GAAP”) are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

• for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

• the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and

• original issue discount may create a risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that accrues prior to being received in cash, such as original issue discount, market discount, and income arising from debt instruments with PIK interest or zero-coupon securities. If a portfolio company defaults on a loan that provides for such accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Advisor will have no obligation to refund any fees it received in respect of such accrued income.

The Company is Subject to Risks Arising from Entering into a TRS Agreement.

A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. For purposes of computing the Company’s incentive fee on income and the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

The Company is Subject to Risks Associated with Repurchase Agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

The Company is Subject to Risks Relating to Securities Lending Agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Advisor to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Advisor, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objective and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Company may invest the cash collateral received only in accordance with its investment objective, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

Risks Relating to Certain Regulatory Matters

The Company is Subject to Risks Relating to Regulations Governing the Company’s Operation as a BDC.

The Company will not generally be able to issue and sell its Common Shares at a price below net asset value per share. The Company may, however, sell Common Shares, or warrants, options or rights to acquire the Company’s Common Shares, at a price below the then-current net asset value per share of the Company’s Common Shares if the Company’s Board determines that such sale is in the Company’s best interests, and if investors approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Company’s Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, its Common Shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

The Company Must Invest a Sufficient Portion of Assets in Qualifying Assets.

The Company may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets.

The Company believes that most of the investments that it may acquire in the future will constitute qualifying assets. However, the Company may be precluded from investing in what it believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Company does not invest a sufficient portion of its assets in qualifying assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Company, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the

Company to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Company needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Company may not be able to find a buyer for such investments and, even if a buyer is found, the Company may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

If the Company does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

As a Public Company, We Are Subject to Regulations Not Applicable to Private Companies, Such as Provisions of the Sarbanes-Oxley Act. Efforts to Comply With Such Regulations Will Involve Significant Expenditures, and Non-Compliance With Such Regulations May Adversely Affect Us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Following the transition period established by rules of the SEC, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.

New or Modified Laws or Regulations Governing Our Operations May Adversely Affect Our Business.

The Company’s portfolio companies and the Company are subject to regulation by laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Company or its portfolio companies, impose additional costs on portfolio companies or the Company intensify the regulatory supervision of the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. Laws that apply to the Company, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Company to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Company or the Advisor to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Company. In addition, if the Company does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing Company operations, including those associated with RICs, may cause the Company to alter its investment strategy in order to avail itself of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the Company’s strategies and plans and may shift the Company’s investment focus from the areas of experience of the Advisor to other types of investments in which the Advisor may have little or no experience. Any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of an investor’s investment. If the Company invests in commodity interests in the future, the Advisor may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Advisor or the Company were to operate subject to CFTC regulation, the Company may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Company from entering into securitization transactions. These risk retention rules will increase the Company’s cost of funds under, or may prevent the Company from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately be borne by the Company’s investors.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension by the Biden Administration could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

Environmental, Social, and Governance Risk.

The Company faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. The Company risks damage to its brand and reputation if it fails to act responsibly with respect to environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with shareholders, all of which could adversely affect the business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business.

Changes to the Dodd-Frank Act May Adversely Impact the Company.

The enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Company) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Company for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact the Company.

The Company is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies.

Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Company. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Advisor or the Advisor’s respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Company.

The Company is Subject to Risks Relating to Government Policies, Changes in Laws, and International Trade.

Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Company plans to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Company. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Company and its activities. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States. Furthermore, in May 2019, the United States imposed a 25% tariff on certain imports from China, and China reacted with tariffs on certain imports from the United States. These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective shareholders should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Company and its investments.

The Company is Subject to Risks Relating to General Data Protection Regulations.

In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20 million or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Company and therefore the shareholders. The Company may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Shareholders other than individuals in the European Union may not be afforded the protections of the GDPR.

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

The Company is Subject to Risks Arising from Potential Controlled Group Liability.

Under certain circumstances it would be possible for the Company, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Based on recent federal court decisions, there is a risk that the Company (along with its affiliates) would be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules. In such an event, the Company could be jointly and severally liable for a portfolio company’s liabilities with respect to the under funding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Company, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

The Company is Subject to Risks Related to Being an “Emerging Growth Company”.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

The Company is Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Federal Income Tax Risks

The Company is Subject to RIC Qualification Risks.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

The Company May Experience Difficulty with Paying Required Distributions.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some Investments May be Subject to Corporate-Level Income Tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Certain Portfolio Investments May Present Special Tax Issues.

We have and continue to expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

Legislative or Regulatory Tax Changes Could Adversely Affect Investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on its Chief Compliance Officer (“CCO”) and the experience of risk management, legal, information technology, and compliance personnel of the Advisor when identifying and overseeing risks from cybersecurity threats associated with its use of such entities.

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

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, and the CCO of the Advisor, manage the Company’s cybersecurity program. The CCO is responsible for monitoring and reporting to the board about the Advisor’s compliance with its responsibilities for the Advisor’s and the Company’s cybersecurity program. The CCO has been responsible for this oversight function as CCO to the Company since inception and has worked in the financial services industry for more than 30 years, during which time the CCO has gained experience in assessing and managing risk applicable to the Company.

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

On June 24, 2024, the Company received a notice of effectiveness related to the Company’s N-2 Registration Statement. Pursuant to the N-2 Registration Statement and an exemptive order received from the SEC on June 18, 2024 (the “Multi-Class Order”), the Company has the authority to issue up to $2,000,000,000 of its Class S, Class D, and Class I Common Shares (the “Public Offering,” and together with the Private Offering, the “Offering”).All Common Shares issued under the Private Offering are now classified as Class I shares.

As of March 26, 2025, there were 350 shareholders of record of our Common Shares.

Net Asset Value

We expect to determine our NAV each month as of the last day of each calendar month. The NAV per share is determined by dividing the value of total assets minus liabilities by the total number of Common Shares outstanding at the date as of which the determination is made. The following table presents our monthly NAV per share for the years ended December 31, 2024 and December 31, 2023:

Net Asset Value Per Common Share
For the Months Ended	Class I(1)
January 31, 2024	$20.72
February 29, 2024	20.87
March 31, 2024(2)	20.58
April 30, 2024	20.72
May 31, 2024	20.31
June 30, 2024(2)	20.48
July 31, 2024	20.64
August 31, 2024	20.22
September 30, 2024(2)	20.37
October 31, 2024	20.53
November 30, 2024	20.01
December 31, 2024	20.22
(1) Common Shares issued during the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(2) The net asset value per Common Share reflected in the Company's reports on Form 8-K may differ due to updates made during the quarterly review process.

Net Asset Value Per Common Share
For the Months Ended	Class I(1)
February 1, 2023	$20.00
February 28, 2023	19.80
March 31, 2023	19.78
April 30, 2023	19.87
May 31, 2023	19.55
June 30, 2023	20.06
July 31, 2023	20.32
August 31, 2023	20.13
September 30, 2023	20.39
October 31, 2023	20.45
November 30, 2023	20.70
December 31, 2023(2)	20.55

(1) Common Shares issued during the year ended December 31, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(2) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made during the annual audit process.

There were no Class S or Class D shares outstanding for the year ended December 31, 2024 and December 31, 2023.

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

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income. See “Description of Securities” and “Material U.S. Federal Income Tax Considerations.”

Dividend Reinvestment Plan

We have adopted a DRP, pursuant to which shareholders who do not opt-in to the DRP will receive their distributions in cash. If a shareholder receives dividends in the form of Common Shares, dividend proceeds that otherwise would have been distributed in cash will be retained by the Company for reinvestment. See “Item 1. Business – Dividend Reinvestment Plan.”

The following table presents our distributions that were declared and payable for the year ended December 31, 2024:

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
August 12, 2024	August 12, 2024	September 26, 2024	$0.56	$10,656,800	334,457	$6,762,718
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$44,715,293	1,404,478	$28,604,758
(1)
Common Shares issued for the period from January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the year ended December 31, 2024, $11,358,764 was distributed in cash. Of the total distributions paid on January 28, 2025, $4,751,771 was paid in cash.

Discretionary Share Repurchase Program

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

The following table summarizes the share repurchases completed for the year ended December 31, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased(1)	Aggregate Dollar Amount of Shares Accepted for Repurchase
March 1, 2024	March 29, 2024	$20.56	—	$—
May 30, 2024	June 28, 2024	$20.47	—	$—
August 30, 2024	September 29, 2024	$20.36	—	$—
November 29, 2024	December 31, 2024	$20.22	735.65	$14,874.94

(1) On November 29, 2024, the Company commenced a quarterly Tender Offer, pursuant to which the Company offered to repurchase up to 970,594 Common Shares, representing 5.0% of the Company’s Common Shares outstanding as of September 30, 2024. On December 31, 2024, the quarterly Tender Offer expired, and 735.65 Common Shares were tendered for repurchase. On January 31, 2025, the Company accepted the 735.65 Common Shares for purchase. The purchase price of the Common Shares tendered is the Company’s net asset value per Common Share as of December 31, 2024, or $20.22 per Common Share.

During the year ended December 31, 2023, no shares were tendered for repurchase.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the year ended December 31, 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. [Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Kennedy Lewis Capital Company (“we”, “us”, “our” and the “Company”) and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a RIC for U.S. federal income tax purposes under the Code.

The Company commenced operations on February 1, 2023 as a privately offered BDC. On June 18, 2024, the Securities and Exchange Commission (“SEC”) issued the Company an exemptive order that permits the Company to offer multiple classes of its Common Shares. On June 24, 2024, the Company received a notice of effectiveness from the SEC related to the Company’s registration statement on Form N-2 (the “Form N-2 Registration Statement”). Pursuant to the Form N-2 Registration Statement and the Multi-Class Order, the Company is publicly offering on a continuous basis up to $2,000,000,000 of its Class S shares, Class D shares, and Class I shares pursuant to the terms set forth in the subscription agreements the Company enters into with investors.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (as amended, the “Expense Support Agreement”) with the Advisor. For additional information see “Item 8. Financial Statements—Notes to Financial Statements—Note 3. Related Party Transactions”.

Financial and Operating Highlights

	At December 31, 2024	At December 31, 2023
Investment Portfolio	$756,523,331	$352,378,520
Net assets	$447,065,753	$221,615,920
Debt	$342,685,745	$195,000,000
Net asset value per share	$20.22	$20.55

	Portfolio Activity for the Twelve Months Ended December 31,
	2024	2023
Purchases during the period	$695,102,694	$490,600,898
Sales and principal repayments during the period	$302,480,157	$149,155,907
Net investments during the period	$392,622,537	$341,444,991
Number of portfolio companies at end of period	88	90
Weighted average contractual interest rate of investment commitments based on par	10.74%	11.05%

Portfolio and Investment Activity

As of December 31, 2024 and December 31, 2023, our investments at fair value consisted of the following:

	December 31, 2024		December 31, 2023
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
First Lien	$663,933,579	87.76%	$317,768,488	90.18%
Second Lien	75,443,518	9.97%	19,050,076	5.41%
Equity	17,146,234	2.27%	15,559,956	4.41%
Total	$756,523,331	100.00%	$352,378,520	100.00%

As of the year ended December 31, 2024, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2024, December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Total investment income	$68,920,763	$26,442,587	$—
Less: Net expenses	37,189,303	14,798,894	—
Net investment income (loss)	31,731,460	11,643,693	—
Net realized gains (losses)	2,575,459	1,566,093	—
Net change in unrealized appreciation (depreciation)	(1,420,961)	7,155,205	—
Net increase (decrease) in net assets resulting from operations	$32,885,958	$20,364,991	$—
Net investment income (loss) per share	$1.44	$1.08	$—
Net increase (decrease) in net assets resulting from operations per share	$1.49	$1.89	$—

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

Investment income for the year ended December 31, 2024 was driven by our deployment of capital and an increasing invested balance. The composition of our investment income for the years ended December 31, 2024,

December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Interest income	$66,883,452	$25,596,649	$—
Dividend income	1,880,142	785,960	—
Fee income	157,169	59,978	—
Total investment income	$68,920,763	$26,442,587	$—

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2024, December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Interest and credit facility fees	$22,876,770	$7,995,404	$—
Management fees	4,080,441	2,232,837	—
Income incentive fee	4,439,558	1,118,214	—
Capital gain incentive fees	68,299	1,090,162	—
Professional fees	2,635,775	1,927,451	—
Amortization of continuous offering costs	1,419,903	851,065	—
Administrative services expense	1,074,155	959,377	—
Amortization of deferred financing costs	753,279	480,842	—
Directors’ fees and expenses	401,798	366,663	—
Organization costs	—	219,684	625,598
Other expenses	603,783	421,401	—
Total expenses	38,353,761	17,663,100	625,598
Expense waiver	(1,164,458)	(2,270,214)	(625,598)
Management fee waiver	—	(128,140)	—
Income incentive fee waiver	—	(465,852)	—
Net expenses	$37,189,303	$14,798,894	$—

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the years ended December 31, 2024, December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Net realized gains (losses)	$2,575,459	$1,566,093	$—
Net change in unrealized gains (losses) on investments	(1,420,961)	7,155,205	—
Net realized and unrealized gains (losses)	$1,154,498	$8,721,298	$—

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of December 31, 2024, we had $342,685,745 of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 230.46%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of December 31, 2024 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

On October 11, 2024, KLCC SPV GS1 LLC entered into a First Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, a administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Credit Agreement entered into on April 20, 2023 (the “Original Closing Date”), by and among KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

The A&R Credit Agreement amends the Secured Credit Facility to, among other things, (i) increase the financing limit under the Secured Credit Facility from $300 million to $500 million, (ii) extend the Reinvestment Period to May 1, 2028, (iii) extend the Scheduled Maturity Date to May 1, 2030 and (iv) replace Goldman Sachs Bank USA as administrative agent with GS ASL LLC. The A&R Credit Agreement also amends the Secured Credit Facility to change the spread charged on borrowings under the Secured Credit Facility from a range of 3.25% to 3.50% (prior to the A&R Credit Agreement) to a range of 2.50% to 2.60%, depending on the percentage of loans in the collateral which constitute BSL loans.

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of December 31, 2024, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of December 31, 2024, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $342,685,745 on the consolidated statement of assets and liabilities as of December 31, 2024 and is categorized as Level III under the Accounting Standards Codification (“ASC”) 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

Equity

The following table summarizes transactions in Common Shares during the years ended December 31, 2024, December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022:

	For the Year Ended December 31,
	2024(1)		2023(1)		2022(2)
	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	10,347,523	$211,351,157	10,506,399	$208,923,800	500	$10,000
Share transfers between classes	—	$—	—	$—	—	$—
Distributions reinvested	973,395	$19,888,261	278,369	$5,536,831	—	$—
Share repurchases	—	$—	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—
Net increase (decrease)	11,320,918	$231,239,418	10,784,768	$214,460,631	500	$10,000

(1) Transactions in Common Shares issued for the period from January 1, 2024 through June 23, 2024 and for the year ended December 31, 2023 represent issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the years ended December 31, 2024 and December 31, 2023, respectively. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(2) For the period from February 10, 2022 (date of inception) to December 31, 2022.

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

We have adopted a DRP, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who opt-in to the plan. Shareholders who do not opt-in to the DRP will receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have opted-in to our DRP will have their cash distributions automatically reinvested in additional shares or a combination of cash and Common Shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the years ended December 31, 2024 and December 31, 2023, respectively:

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
August 12, 2024	August 12, 2024	September 26, 2024	$0.56	$10,656,800	334,457	$6,762,718
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$44,715,293	1,404,478	$28,604,758

(1)
Common Shares issued for the period from January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the year ended December 31, 2024, $11,358,764 was distributed in cash. Of the total distributions paid on January 28, 2025, $4,751,771 was paid in cash.

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

(1) Common Shares issued during year ended December 31, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the year ended December 31, 2023, $1,643,121 was distributed in cash.

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

For the years ended December 31, 2024 and December 31, 2023, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the years ended December 31, 2024, and December 31, 2023, respectively:

	For the Year Ended December 31,
	2024(1)(2)		2023(1)(2)(3)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	1.44	$31,731,460	1.08	$11,643,693
Net realized gains	0.12	2,575,459	0.15	1,566,093
Distributions in excess of net investment income	0.20	4,368,624	—	9,916
Total	1.76	$38,675,543	1.23	$13,219,702
(1)
There were no Class S or Class D shares outstanding for the years ended December 31, 2024 and 2023.

(2)
Common Shares issued for the period from January 1, 2024 through June 23, 2024 and for the years ended December 31, 2023 and December 31, 2022 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.
(3)
Distributions in excess of net investment income are less than $.01 per Common Share.

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

Related Party Transactions and Agreements

Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Advisor manages the Company’s day-to-day operations and provides investment advisory services to the Company, pursuant to an investment advisory agreement (as amended, the “Advisory Agreement”). Under the terms of the Advisory Agreement, the Advisor (i) determines the composition of the Company’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments the Company makes; (iii) executes, closes, services and monitors the investments the Company makes; (iv) determines the securities and other assets that the Company purchases, retains or sells; (v) performs due diligence on prospective portfolio companies; and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds. Under the Advisory Agreement, the Company pays the Advisor fees for investment management services consisting of the Base Management Fee and the Incentive Fee. See Note 3 to the consolidated financial statements-“Related Party Transactions” for additional information.

For the year ended December 31, 2024, the Company incurred Base Management Fees of $4,080,441. At the Advisor’s discretion, $0 of the Base Management Fee was waived during the year ended December 31, 2024. For the year ended December 31, 2024, the Base Management Fee, net of waivers was $4,080,441. For the year December 31, 2024, income based Incentive Fee was $4,439,558. At the Advisor’s discretion, $0 of the income Incentive Fee was waived during the year ended December 31, 2024. For the year ended December 31, 2024, the Incentive fee, net of waivers was $4,439,558. For the year ended December 31, 2024, the Company accrued capital gains incentive fees of $68,299, of which $0 was payable on such date under the Advisory Agreement.

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

For the years ended December 31, 2024 and 2023, the Company incurred $1,074,155 and $959,377, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2024 and 2023, there was $270,203 and $309,817, respectively, of administrative service expenses payable by the Company which are included in “due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

Managing Dealer Agreement

On April 11, 2024, the Company entered into a managing dealer agreement with the Realta Equities, Inc. (the “Original Managing Dealer Agreement”). Effective November 25, 2024, the Company terminated the Original Managing Dealer Agreement and entered into a managing dealer agreement with Sanctuary Securities, Inc. (“Sanctuary”) (the “Managing Dealer Agreement”).

Pursuant to the Managing Dealer Agreement, Sanctuary, among other things, manages the Company’s relationships with third-party brokers engaged by Sanctuary to participate in the distribution of the Company’s common shares of beneficial interest (“participating brokers”) and financial advisors. Sanctuary also coordinates the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. As set forth in and pursuant to the Managing Dealer Agreement, the Company will pay Sanctuary a retainer, commission and shareholder servicing and/or distribution fees for its services. Furthermore, the Company will pay Sanctuary shareholder servicing and/or distribution fees with respect to Class S and Class D shares. The Managing Dealer Agreement may be terminated by the Company or Sanctuary (i) on 30 days’ written notice or (ii) immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision thereof. The Managing Dealer Agreement also may be terminated at any time without the payment of any penalty, (x) by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the Investment Company Act of 1940, as amended, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or (y) by a majority vote of the outstanding voting securities of the Company, on not more than 60 days’ written notice to Sanctuary or the Company’s investment adviser.

Distribution and Servicing Plan

On February 21, 2024, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The Company adopted an amended and restated distribution and servicing plan (the “Amended and Restated Distribution and Servicing Plan”) to reflect the appointment of Sanctuary as the Company’s managing dealer. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D and Class I Common Shares on an annualized basis as a percentage of the Company’s net asset value for such class.

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

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s DRP.

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

For the year ended December 31, 2024, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.00% (on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating Expenses” include the Company’s organizational and offering expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding Base Management Fees and Incentive Fees owed to the Advisor and any interest expenses owed by the Company. See Note 3 to the consolidated financial statements-“Related Party Transactions” for additional information.

As of December 31, 2024, December 31, 2023 and December 31, 2022, the total expense support provided by the Advisor since inception was $4,060,270, $2,895,812 and $625,598, respectively.

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

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of December 31, 2024. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2024, we had $29,064,659 in unfunded delayed draw term loan commitments and $6,099,927 in unfunded revolver commitments. As of December 31, 2023, we had $8,336,031 in unfunded delayed draw term loan commitments and $6,067,963 in unfunded revolver commitments.

Commitments

In the ordinary course of business, we may enter into future funding commitments. We maintain sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. Please refer to Note 7 in the notes to our consolidated financial statements—“Commitments and Contingencies” for further detail of these unfunded commitments.

Recent Developments

The Company’s management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than disclosed below.

Transfer Agent Agreement; Dividend Reinvestment Plan

The Company terminated its transfer agent agreement with SS&C GIDS, Inc., effective as of February 24, 2025. The Company entered into a new transfer agent agreement with Ultimus Fund Solutions, LLC, as the Company’s transfer agent, effective as of February 24, 2025. In connection with the change in transfer agents, the Company adopted an “opt-in” dividend reinvestment plan. See “Item 1. Business – Dividend Reinvestment Plan” for more information.

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

The Advisor values the Company’s investments based on the type of financial instrument as outlined below:

Securities that are listed on a securities, commodities or futures exchange or market (including such securities when traded in the after‐hours market), will generally be valued (i) at their last sales prices on the date of determination on the primary exchange on which such securities were traded on such date, or (ii) at their last sales prices on the consolidated tape if such securities on the primary exchange on which such securities were traded on such date were reported on the consolidated tape, or (iii) in the event that the date of determination is not a date upon which an exchange was open for trading, on the date on which such exchange was previously open but not more than 10 days prior to the date of determination.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR, may fluctuate over time. As of December 31, 2024 and December 31, 2023, 92.23% and 90.18%, respectively, of investments at fair value represent floating-rate investments with a reference rate floor and 7.77% and 9.82%, respectively, of our debt investments at fair value represent fixed-rate investments.

The following table estimates the potential changes in net cash flow generated from Interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2024 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$21,242,425	$10,280,572	$10,961,853
Up 200 basis points	14,161,617	6,853,715	7,307,902
Up 100 basis points	7,080,808	3,426,857	3,653,951
Down 100 basis points	(6,741,089)	(3,426,857)	(3,314,232)
Down 200 basis points	(12,687,075)	(6,853,715)	(5,833,360)
Down 300 basis points	(17,242,059)	(10,280,572)	(6,961,487)

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

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Kennedy Lewis Capital Company

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Kennedy Lewis Capital Company and subsidiary (the "Company"), including the consolidated schedule of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, cash flows and the financial highlights for each of the two years in the period then ended and for the period from February 10, 2022 (date of inception) to December 31, 2022, and the related notes (collectively referred to as the "financial statements and financial highlights"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, cash flows and the financial highlights for each of the two years in the period then ended and for the period from February 10, 2022 (date of inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 26, 2025

We have served as the Company’s auditor since 2022.

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $751,106,426 and $345,223,315 at December 31, 2024 and December 31, 2023, respectively)	$756,523,331	$352,378,520
Cash and cash equivalents	13,437,972	25,181,139
Restricted cash and cash equivalents	24,305,322	47,844,154
Interest and fee receivable from non-controlled/non-affiliated investments	5,355,626	3,241,015
Deferred financing costs (net of $1,234,121 and $480,842 in accumulated amortization at December 31, 2024 and December 31, 2023, respectively)	4,291,555	2,964,249
Deferred offering costs (net of $2,270,968 and $851,065 in accumulated amortization at December 31,2024 and December 31, 2023, respectively)	420,856	565,386
Receivable for investments sold	14,323,332	4,150,568
Derivative assets at fair value (Note 5)	319,195	—
Due from Advisor	74,454	810,355
Other assets	56,250	45,157
Total assets	$819,107,893	$437,180,543

Liabilities
Secured Credit Facility (Note 6)	342,685,745	195,000,000
Distribution Payable	13,468,268	6,039,749
Payable for investments purchased	5,529,326	7,489,135
Interest and credit facility fees payable	3,997,833	3,051,780
Income incentive fee payable	1,434,404	652,362
Management fees payable	1,317,398	690,008
Deferred financing cost payable	1,500,000	—
Accrued capital gains incentive fee	1,049,209	1,090,162
Due to Advisor and affiliates	270,203	309,817
Offering costs payable	7,440	216,950
Accrued expenses and other liabilities	782,314	1,024,660
Total liabilities	$372,042,140	$215,564,623

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (22,106,186 and 10,785,268 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	221,062	107,853
Additional paid in capital	443,931,292	213,932,059
Distributable earnings (loss)	2,913,399	7,576,008
Total net assets	$447,065,753	$221,615,920
Total liabilities and net assets	$819,107,893	$437,180,543

Net Asset Value Per Share	December 31, 2024(1)(2)	December 31, 2023(1)(2)
Class I Shares
Net Assets	$447,065,753	$221,615,920
Common Shares Outstanding	22,106,186	10,785,268
Net Asset value per share	$20.22	$20.55
Class S Shares
Net Assets	$—	$—
Common Shares Outstanding		—
Net Asset value per share	$—	$—
Class D Shares
Net Assets	$—	$—
Common Shares Outstanding		—
Net Asset value per share	$—	$—

(1) There were no Class S or Class D shares outstanding for each of the periods presented.

(2) Common Shares issued and outstanding as of June 23, 2024 and December 31, 2023, were issued pursuant to the Private Offering. As part of the Public Offering effective June 24, 2024, the Common Shares issued pursuant to the Private Offering became Class I shares. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

	For the Year Ended December 31,
	2024	2023	2022(1)
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$66,883,452	$25,596,649	—
Dividend income	1,880,142	785,960	—
Fee income	157,169	59,978	—
Total investment income	68,920,763	26,442,587	—

Expenses:
Interest and credit facility fees	22,876,770	7,995,404	—
Management fees	4,080,441	2,232,837	—
Income incentive fee	4,439,558	1,118,214	—
Capital gain incentive fees	68,299	1,090,162	—
Professional fees	2,635,775	1,927,451	—
Amortization of continuous offering costs	1,419,903	851,065	—
Administrative services expense	1,074,155	959,377	—
Amortization of deferred financing costs	753,279	480,842	—
Directors’ fees and expenses	401,798	366,663	—
Organization costs	—	219,684	625,598
Other expenses	603,783	421,401	—
Total expenses	38,353,761	17,663,100	625,598
Expenses waived by the Advisor (Note 3)	(1,164,458)	(2,270,214)	(625,598)
Management fee waiver	—	(128,140)	—
Income incentive fee waiver	—	(465,852)	—
Net expenses	37,189,303	14,798,894	—
Net investment income	31,731,460	11,643,693	—

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,180,107)	7,155,205	—
Derivative instruments (Note 5)	319,195	—	—
Foreign currency and other transactions	(560,049)	—	—
Net change in unrealized appreciation (depreciation)	(1,420,961)	7,155,205	—
Realized gain (loss):
Non-controlled/non-affiliated investments	2,153,636	1,566,093	—
Derivative instruments (Note 5)	434,946	—	—
Foreign currency and other transactions	(13,123)	—	—
Net realized gain (loss)	2,575,459	1,566,093	—
Net realized and unrealized gain (loss)	1,154,498	8,721,298	—
Net increase (decrease) in net assets resulting from operations	$32,885,958	$20,364,991	$—

(1) For the period from February 10, 2022 (date of inception) to December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31,
	2024(1)(2)	2023(1)(2)	2022(1)(2)(3)
Operations:
Net investment income	$31,731,460	$11,643,693	$—
Net realized gain (loss)	2,575,459	1,566,093	—
Net change in unrealized appreciation (depreciation)	(1,420,961)	7,155,205	—
Net increase (decrease) in net assets resulting from operations	32,885,958	20,364,991	—

Capital transactions:
Class I
Proceeds from issuance of common shares	211,351,157	208,923,800	10,000
Distribution of earnings	(38,675,543)	(13,219,702)	—
Reinvestments of distributions	19,888,261	5,536,831	—
Net increase (decrease) from share transactions	192,563,875	201,240,929	10,000
Class S
Proceeds from issuance of common shares	—	—	—
Distribution of earnings	—	—	—
Reinvestments of distributions	—	—	—
Net increase (decrease) from share transactions	—	—	—
Class D
Proceeds from issuance of common shares	—	—	—
Distribution of earnings	—	—	—
Reinvestments of distributions	—	—	—

Net increase (decrease) from share transactions	—	—	—
Total increase (decrease) in net assets	225,449,833	221,605,920	10,000
Net Assets, beginning of year	221,615,920	10,000	—
Net Assets, end of year	$447,065,753	$221,615,920	$10,000

(1) There were no Class S or Class D shares outstanding for each of the periods presented.

(2) Common Shares issued and outstanding as of June 23, 2024, December 31, 2023 and December 31, 2022, were issued pursuant to the Private Offering. As part of the Public Offering effective June 24, 2024, the Common Shares issued pursuant to the Private Offering became Class I shares. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(3) For the period from February 10, 2022 (date of inception) to December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023	2022(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$32,885,958	$20,364,991	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments	1,180,107	(7,155,205)	—
Net change unrealized (appreciation) depreciation on derivative instruments	(319,195)	—	—
Net change unrealized (appreciation) depreciation on foreign currency and other transactions	560,049	—	—
Net realized (gain) loss on investments	(2,153,636)	(1,566,093)	—
Net realized (gain) loss on derivative instruments	(434,946)	—	—
Net realized (gain) loss on foreign currency and other transactions	13,123	—	—
Payment-in-kind interest capitalized	(4,654,617)	(2,786,541)	—
Net accretion of discount and amortization of premium	(6,032,353)	574,310	—
Amortization of deferred financing costs	753,279	480,842	—
Amortization of offering costs	1,419,903	851,065	—
Purchases of investments	(695,102,694)	(490,600,898)	—
Proceeds from sale of investments and principal repayments	302,480,157	149,155,907	—
Changes in operating assets and liabilities:
Interest receivable	(2,114,611)	(3,241,015)	—
Deferred offering costs	—	(798,327)	(401,174)
Receivable for investments sold	(10,172,764)	(4,150,568)	—
Due from Advisor	735,901	(213,793)	(596,562)
Other assets	(11,093)	(45,157)	—
Payable for investments purchased	(1,959,809)	7,489,135	—
Due to Advisor and affiliates	(39,614)	(687,919)	997,736
Management fee payable	627,390	690,008	—
Income incentive fee payable	782,042	652,362	—
Accrued capital gains incentive fee	(40,953)	1,090,162	—
Interest and credit facility fees payable	946,053	3,051,780	—
Accrued expenses and other liabilities	(242,346)	1,024,660	—
Net cash provided by (used in) operating activities	(380,894,669)	(325,820,294)	—

Cash flows from financing activities:
Proceeds from Secured Credit Facility	180,045,826	220,000,000	—
Repayment of Secured Credit Facility	(32,360,081)	(25,000,000)	—
Deferred financing costs paid	(580,585)	(3,445,091)	—
Distributions paid in cash	(11,358,764)	(1,643,122)	—
Deferred offering costs paid	(1,484,883)	—	—
Proceeds from issuance of common shares	211,351,157	208,923,800	10,000
Net cash provided by (used in) financing activities	345,612,670	398,835,587	10,000
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,281,999)	73,015,293	10,000
Cash, cash equivalents and restricted cash, beginning of year	73,025,293	10,000	—
Cash, cash equivalents and restricted cash, end of year	$37,743,294	$73,025,293	$10,000

Supplemental information and non-cash activities:
Cash paid for interest	21,930,717	4,943,624	—
Reinvestment of distributions	19,888,261	5,536,831	—
Distribution Payable	13,468,268	6,039,749	—
Accrued but unpaid deferred financing cost	1,500,000	—	—
Accrued but unpaid deferred offering cost	7,440	216,950	—
(1) For the period from February 10, 2022 (date of inception) to December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				14,792,309	$14,792,309	$16,227,571	3.63
Total Commercial Services & Supplies						$14,792,309	$16,227,571	3.63%

Household Durables
United Homes Group, Inc. (12)	12/6/2024				217,178	$1,085,890	$918,663	0.21
Total Household Durables						$1,085,890	$918,663	0.21%

Total Investments—non-controlled/non-affiliated(4) Equity Investments						$15,878,199	$17,146,234	3.84%
Total Equity Investments						$15,878,199	$17,146,234	3.84%

First and Second Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	1/11/2024	8.00%/7.00% PIK	15.00%	1/11/2028	21,253,169	20,770,496	20,341,408	4.55
Total Aerospace & Defense						$20,770,496	$20,341,408	4.55%

Air Freight & Logistics
Inmar, Inc.	7/14/2023	S+5.00%	9.36%	10/30/2031	1,958,086	1,948,435	1,961,140	0.44
LaserShip, Inc. (12)	4/13/2023	S+4.50%	9.28%	8/10/2029	410,578	380,880	136,177	0.03
LaserShip, Inc. (12)	4/13/2023	S+4.50%	9.28%	8/10/2029	410,578	380,880	309,987	0.07
LaserShip, Inc. (12)	4/13/2023	S+6.25%	11.03%	1/2/2029	205,343	203,322	213,429	0.05
Total Air Freight & Logistics						$2,913,517	$2,620,733	0.59%

Automobile Components
First Brands Group, LLC (12)	2/3/2023	S+5.00%	9.85%	3/30/2027	1,492,248	1,466,371	1,397,744	0.31
First Brands Group, LLC (12)	2/3/2023	S+5.00%	9.85%	3/30/2027	1,971,336	1,927,043	1,841,977	0.41
Jump Auto Holdings LLC (5)(12)	9/27/2024	S+6.75%	11.08%	9/30/2029	35,906,037	35,195,713	34,922,212	7.81
Power Stop, LLC (12)	6/7/2024	S+4.75%	9.36%	1/26/2029	2,979,311	2,917,546	2,824,387	0.63
Total Automobile Components						$41,506,673	$40,986,320	9.16%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Holley Inc. (12)	5/17/2023	S+3.75%	8.22%	11/17/2028	1,491,265	1,482,495	1,458,338	0.33
IXS Holdings, Inc. (12)	6/6/2024	S+4.25%	8.68%	3/5/2027	2,054,179	2,012,033	1,976,675	0.44
Square German BidCo GmbH (5)(8)(10)(12)	6/25/2024	E+7.50%	10.22%	6/27/2029	17,091,520	17,396,560	16,813,783	3.76
Total Automobiles						$20,891,088	$20,248,796	4.53%

Building Products
Oscar AcquisitionCo, LLC (12)	2/1/2023	S+4.25%	8.50%	4/29/2029	994,911	989,043	982,922	0.22
Recess Holdings, Inc. (12)	8/17/2023	S+4.50%	9.09%	2/20/2030	2,977,500	2,937,803	3,002,630	0.67
Trulite Holding Corp (5)(12)	2/22/2024	S+6.00%	10.59%	3/1/2030	1,962,500	1,927,324	1,952,688	0.44
Wyndham Home Products LLC (5)(12)	10/11/2024	S+6.25%	10.61%	10/11/2029	36,052,332	35,356,332	35,363,734	7.91
Total Building Products						$41,210,502	$41,301,974	9.24%

Chemicals
M2S Group Intermediate Holdings, Inc. (12)	9/10/2024	S+4.75%	9.09%	8/25/2031	1,954,023	1,887,298	1,881,978	0.42
Rohm Holding GmbH (12)	8/13/2024	S+5.50%/.25% PIK	10.59%	1/31/2029	994,943	943,610	947,683	0.21
Total Chemicals						$2,830,908	$2,829,661	0.63%

Commercial Services & Supplies
Brand Industrial Services Inc (12)	4/20/2023	S+4.50%	9.07%	8/1/2030	1,646,729	1,613,123	1,597,805	0.36
Eagle Parent Corp. (12)	4/12/2023	S+4.25%	8.58%	4/2/2029	2,408,934	2,387,351	2,358,876	0.53
J-O Building Company LLC (5)(12)	6/28/2023	S+6.75%	11.08%	5/25/2028	12,539,646	12,398,206	12,618,019	2.82
Kelso Industries LLC (5)(6)(7)(12)	12/26/2024	S+5.75%	—	12/30/2029	401,235	(8,025)	(6,019)	0.00
Kelso Industries LLC (5)(7)(12)	12/26/2024	S+5.75%	10.09%	12/30/2029	1,043,210	1,022,346	1,027,562	0.23
Service Logic Acquisition, Inc. (12)	9/12/2024	S+3.50%	8.09%	10/29/2027	597,000	597,000	600,361	0.13
Skopima Consilio Parent LLC (12)	8/7/2024	S+3.75%	8.12%	5/12/2028	1,994,859	1,994,859	1,999,846	0.45
The Action Environmental Group, Inc. (5)(12)	10/5/2023	S+3.75%	8.08%	10/24/2030	1,299,244	1,286,322	1,312,236	0.29
The Action Environmental Group, Inc. (5)(6)(12)	10/5/2023	S+3.75%	—	10/24/2030	259,200	—	2,592	0.00
Total Commercial Services & Supplies						$21,291,182	$21,511,278	4.81%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Construction & Engineering
BP Loenbro Holdings Inc (5)(12)	2/1/2024	S+6.25%	10.92%	2/1/2029	16,024,083	15,818,047	16,024,083	3.58
BP Loenbro Holdings Inc (5)(6)	2/1/2024	S+6.25%	—	2/1/2029	1,834,862	(11,238)	—	0.00
BP Loenbro Holdings Inc (5)(6)	2/1/2024	S+6.25%	10.68%	2/1/2029	1,834,862	711,469	733,945	0.16
Brock Holdings III, Inc. (12)	4/26/2024	S+6.00%	10.33%	5/2/2030	2,660,000	2,611,180	2,668,858	0.60
Brown & Settle, Inc (5)(12)	4/15/2024	S+8.44%	12.99%	4/12/2029	16,870,269	16,607,383	16,864,364	3.77
MEI Buyer LLC (5)	6/12/2023	S+5.00%	9.48%	6/29/2029	2,403,614	2,375,517	2,366,599	0.53
MEI Buyer LLC (5)(12)	6/12/2023	S+5.00%	9.36%	6/29/2029	15,031,416	14,665,557	14,793,919	3.31
MEI Buyer LLC (5)(6)	6/12/2023	S+5.00%	9.40%	6/29/2029	2,650,602	181,562	199,880	0.04
Total Construction & Engineering						$52,959,477	$53,651,648	11.99%

Construction Materials
Cornerstone Building Brands, Inc. (12)	5/3/2024	S+4.50%	8.90%	5/15/2031	1,496,250	1,489,286	1,437,343	0.32
Total Construction Materials						$1,489,286	$1,437,343	0.32%

Containers & Packaging
Tank Holding Corp. (12)	5/11/2023	S+5.75%	10.25%	3/31/2028	984,848	962,662	965,358	0.22
Tank Holding Corp. (12)	5/11/2023	S+6.00%	10.46%	3/31/2028	3,753,647	3,681,300	3,678,574	0.82
Tank Holding Corp. (6)(12)	5/11/2023	S+6.00%	10.46%	3/31/2028	1,626,976	1,363,413	1,348,832	0.30
Total Containers & Packaging						$6,007,375	$5,992,764	1.34%

Distributors
American Auto Auction Group, LLC (12)	4/28/2023	S+4.50%	9.01%	12/30/2027	1,959,684	1,883,961	1,968,268	0.44
Total Distributors						$1,883,961	$1,968,268	0.44%

Diversified Consumer Services
AMCP Clean Acquisition Company, LLC (12)	12/1/2023	S+4.75%	9.08%	6/15/2028	1,987,487	1,978,447	1,987,487	0.44
Total Diversified Consumer Services						$1,978,447	$1,987,487	0.44%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Electric Utilities
Carroll County Energy LLC (12)	6/24/2024	S+4.00%	8.33%	6/27/2031	2,376,324	2,353,839	2,391,912	0.54
Compass Power Generation, L.L.C. (12)	9/19/2024	S+3.75%	8.11%	4/14/2029	646,353	643,258	650,192	0.15
CPV Fairview, LLC (12)	8/8/2024	S+3.50%	7.86%	8/14/2031	1,963,182	1,953,756	1,982,814	0.44
Cricket Valley Energy Center (5)(12)	10/10/2023	S+3.90%	8.23%	6/30/2025	18,299,329	17,732,070	16,286,402	3.64
Lackawanna Energy Center LLC (12)	7/20/2023	S+4.25%	8.61%	8/6/2029	495,803	487,812	499,521	0.11
Lackawanna Energy Center LLC (12)	7/20/2023	S+4.25%	8.61%	8/6/2029	2,261,810	2,225,428	2,278,773	0.51
Lightning Power, LLC (12)	8/7/2024	S+3.25%	7.58%	8/16/2031	997,500	987,929	1,007,475	0.23
Oregon Clean Energy, LLC (12)	6/26/2024	S+4.00%	8.32%	7/12/2030	3,304,932	3,289,046	3,308,369	0.74
Revere Power, LLC (12)	5/31/2024	S+4.25%	8.73%	3/27/2026	655,754	635,484	646,737	0.14
Revere Power, LLC (12)	5/31/2024	S+4.25%	8.73%	3/27/2026	7,432,360	7,203,024	7,330,165	1.64
South Field Energy LLC (12)	8/15/2024	S+3.75%	8.08%	8/29/2031	1,622,288	1,614,657	1,631,746	0.36
South Field Energy LLC (12)	8/15/2024	S+3.75%	8.08%	8/29/2031	101,131	100,651	101,720	0.02
Total Electric Utilities						$39,226,954	$38,115,826	8.52%

Electrical Equipment
Voltagrid LLC (5)(12)	3/1/2024	S+6.50%	10.93%	2/28/2029	34,192,125	32,998,710	33,862,171	7.58
Voltagrid LLC (5)(6)	3/1/2024	S+6.50%	—	8/28/2025	3,453,750	(30,292)	(33,329)	(0.01)
Total Electrical Equipment						$32,968,418	$33,828,842	7.57%

Energy Equipment & Services
Gravity Water Midstream LLC (5)(12)	4/19/2024	S+6.90%	11.26%	4/11/2029	28,818,878	28,304,431	30,187,774	6.75
Total Energy Equipment & Services						$28,304,431	$30,187,774	6.75%

Ground Transportation
Odyssey Logistics & Technology Corporation (12)	7/20/2023	S+4.50%	8.83%	10/12/2027	987,500	984,050	986,888	0.22
Total Ground Transportation						$984,050	$986,888	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
ADMI Corp. (aka Aspen Dental) (12)	3/6/2024	S+5.75%	10.11%	12/23/2027	1,980,000	1,980,000	1,983,960	0.44
ADMI Corp. (aka Aspen Dental) (12)	3/6/2024	S+3.75%	8.22%	12/23/2027	994,859	976,522	976,205	0.22
Charlotte Buyer, Inc. (12)	2/1/2023	S+4.75%	9.20%	2/11/2028	3,437,744	3,390,166	3,455,793	0.77
Crisis Prevention Institute Inc (12)	12/12/2024	S+4.00%	8.43%	4/9/2031	1,583,333	1,575,998	1,585,313	0.35
HAH Group Holdings Company LLC (12)	2/7/2023	S+5.00%	9.36%	9/24/2031	2,640,000	2,601,379	2,636,700	0.59
Heartland Dental, LLC (12)	4/12/2023	S+4.50%	8.86%	4/28/2028	4,024,929	3,953,558	4,027,867	0.90
Imagefirst Holdings, LLC (5)(12)	4/27/2023	S+4.25%	8.58%	4/27/2028	3,945,158	3,874,401	3,945,158	0.88
LSCS Holdings, Inc. (12)	9/11/2024	S+4.61%	8.97%	12/16/2028	1,492,308	1,492,308	1,499,769	0.34
Team Services Group (12)	4/4/2023	S+5.00%	9.47%	12/20/2027	1,470,714	1,460,164	1,473,171	0.33
Team Services Group, LLC (12)	4/4/2023	S+5.25%	9.61%	12/20/2027	500,000	491,198	500,835	0.11
U.S. Anesthesia Partners, Inc. (12)	8/9/2024	S+4.25%	8.92%	10/1/2028	2,487,147	2,419,291	2,471,602	0.55
Total Health Care Providers & Services						$24,214,985	$24,556,373	5.48%

Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(12)	12/19/2024	S+5.25%	9.62%	12/31/2029	23,195,064	22,906,746	22,906,746	5.12
CC Interholdings LLC (5)(6)(12)	12/19/2024	S+5.25%	—	12/31/2029	10,084,811	(62,584)	(62,584)	(0.01)
Ranger Holdco Spe LLC (5)	6/13/2023	15.00% PIK	15.00%	8/8/2028	20,670,207	19,888,560	22,234,941	4.97
Total Hotels, Restaurants & Leisure						$42,732,722	$45,079,103	10.08%

Household Durables
Globe Electric Company Inc (5)(8)(9)(12)	7/25/2024	S+6.50%	11.25%	7/25/2029	43,331,142	42,926,799	43,021,324	9.63
Great Southern Homes, Inc. (5)(12)	12/11/2024	S+7.25%	11.70%	12/11/2030	54,294,466	53,215,964	53,208,576	11.90
Total Household Durables						$96,142,763	$96,229,900	21.53%

Household Products
American Greetings Corporation (12)	2/2/2023	S+5.75%	10.11%	10/30/2029	486,918	490,436	489,265	0.11
Journey Personal Care Corp. (12)	4/28/2023	S+3.75%	8.11%	3/1/2028	2,720,318	2,720,318	2,717,761	0.61
Staples, Inc. (12)	2/1/2023	S+5.75%	10.18%	9/4/2029	1,987,500	1,914,730	1,895,896	0.42
Total Household Products						$5,125,484	$5,102,922	1.14%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Independent Power and Renewable Electricity Producers
EFS Cogen Holdings I LLC (12)	9/27/2024	S+3.50%	8.11%	10/3/2031	2,072,917	2,062,786	2,078,970	0.47
OSAKA Gas Michigan Power, LLC (5)(12)	6/6/2024	S+6.50%	10.81%	10/31/2030	20,928,507	20,051,097	20,154,152	4.52
Total Independent Power and Renewable Electricity Producers						$22,113,883	$22,233,122	4.99%

Insurance
RSC Acquisition, Inc. (5)(12)	10/18/2023	S+4.75%	9.08%	11/1/2029	1,982,991	1,953,180	1,973,076	0.44
Total Insurance						$1,953,180	$1,973,076	0.44%

IT Services
Best Practices Associates, L.L.C. (5)(12)	11/8/2024	S+6.75%	11.08%	11/8/2029	34,697,567	33,510,493	33,483,152	7.50
Best Practices Associates, L.L.C. (5)(6)	11/8/2024	S+6.75%	—	11/8/2029	2,589,371	(87,948)	(90,628)	(0.02)
Indy US Bidco, LLC (5)(12)	6/18/2024	S+4.75%	9.11%	3/6/2028	4,987,500	4,977,571	5,024,906	1.12
Neptune Bidco US Inc. (12)	2/1/2023	S+5.00%	9.76%	4/11/2029	2,726,829	2,551,336	2,441,003	0.55
Physician Partners LLC	4/4/2023	S+4.00%	8.74%	12/26/2028	982,323	941,157	396,200	0.09
Total IT Services						$41,892,609	$41,254,633	9.24%

Machinery
Arcline FM Holdings, LLC (12)	2/1/2023	S+4.50%	9.05%	6/23/2028	4,570,605	4,461,816	4,592,818	1.03
Bettcher Industries, Inc. (12)	5/22/2024	S+4.00%	8.33%	12/14/2028	992,347	992,347	987,385	0.22
C&D Technologies, Inc (12)	5/2/2024	S+5.75%	10.22%	12/20/2025	4,347,626	4,345,785	4,288,933	0.96
DS Parent Inc (12)	12/15/2023	S+5.50%	9.83%	1/31/2031	1,990,000	1,900,579	1,883,873	0.42
LSF12 Badger Bidco LLC (5)(12)	7/25/2023	S+6.00%	10.36%	8/30/2030	1,476,291	1,447,518	1,450,456	0.32
LTI Holdings, Inc. (12)	8/7/2024	S+4.75%	9.11%	7/29/2029	2,992,500	2,956,556	2,993,996	0.67
Dune Acquisition, Inc. (5)(12)	8/20/2024	S+6.25%	10.61%	11/20/2030	33,020,490	32,369,587	32,360,080	7.25
Total Machinery						$48,474,188	$48,557,541	10.87%

Metals & Mining
Arsenal AIC Parent LLC (12)	7/27/2023	S+3.25%	7.61%	8/18/2030	2,962,650	2,937,314	2,984,129	0.67
Total Metals & Mining						$2,937,314	$2,984,129	0.67%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Oil, Gas & Consumable Fuels
Limetree Bay Terminals, LLC (5)(12)	2/13/2024	S+4.50%/1% PIK	10.02%	12/11/2026	23,273,669	22,554,921	22,618,516	5.06
Limetree Bay Terminals, LLC (5)(12)	2/13/2024	S+6.50%/2% PIK	13.02%	2/12/2029	10,325,597	10,104,482	10,187,234	2.28
Total Oil, Gas & Consumable Fuels						$32,659,403	$32,805,750	7.34%

Personal Care Products
KDC/One Development Corporation, Inc. (8)(9)(12)	8/3/2023	S+4.00%	8.36%	8/15/2028	3,990,000	3,896,657	4,009,950	0.90
PLZ Corp. (12)	8/16/2024	S+3.50%	7.97%	8/3/2026	1,492,147	1,422,962	1,352,049	0.30
Total Personal Care Products						$5,319,619	$5,361,999	1.20%

Professional Services
Genuine Financial Holdings LLC (12)	8/8/2024	S+4.00%	8.36%	9/27/2030	1,492,443	1,488,904	1,507,368	0.34
Teneo Holdings LLC (12)	3/8/2024	S+4.75%	9.11%	3/13/2031	1,569,106	1,556,301	1,581,534	0.35
Total Professional Services						$3,045,205	$3,088,902	0.69%

Software
DS Admiral Bidco, LLC (12)	6/17/2024	S+4.25%	8.61%	6/26/2031	3,990,000	3,952,247	3,860,325	0.86
DTI Holdco, Inc. (12)	2/1/2023	S+4.75%	9.11%	4/26/2029	1,469,925	1,427,856	1,478,906	0.33
Total Software						$5,380,103	$5,339,231	1.19%

Specialty Retail
Array Midco, Corp. (5)(6)(8)(9)	12/31/2024	S+6.50%	—	12/31/2029	12,785,196	(127,782)	(127,782)	(0.03)
Array Midco, Corp. (5)(8)(9)(12)	12/31/2024	S+6.50%	10.83%	12/31/2029	42,617,320	41,765,336	41,765,335	9.34
Spencer Spirit IH LLC (12)	6/25/2024	S+5.50%	10.02%	7/15/2031	1,995,000	1,991,570	2,002,481	0.45
Total Specialty Retail						$43,629,124	$43,640,034	9.76%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Xplor T1 LLC (12)	6/27/2024	S+3.50%	7.83%	6/24/2031	1,795,500	1,787,017	1,808,966	0.40
Total Technology Hardware, Storage & Peripherals						$1,787,017	$1,808,966	0.40%

Textiles, Apparel & Luxury Goods
IBG Borrower LLC (5)(12)	11/20/2023	S+6.00%	10.48%	8/22/2029	9,687,500	9,604,533	9,748,047	2.18
Total Textiles, Apparel & Luxury Goods						$9,604,533	$9,748,047	2.18%

Trading Companies & Distributors
Lincoln Metal Shop, Inc. (5)(12)	5/31/2023	S+6.00%	10.56%	6/7/2027	21,967,680	21,678,659	22,022,600	4.93
Lincoln Metal Shop, Inc. (5)(12)	5/31/2023	S+6.00%	10.46%	6/7/2027	5,644,699	5,509,764	5,658,811	1.27
RelaDyne Inc. (12)	4/3/2023	S+4.00%	8.36%	12/23/2030	3,939,873	3,810,907	3,934,948	0.88
Total Trading Companies & Distributors						$30,999,330	$31,616,359	7.08%

Total First and Second Lien Debt						$735,228,227	$739,377,097	165.38%

Total Investments—non-controlled/non- affiliated						$751,106,426	$756,523,331	169.22%

Total Investments Portfolio						$751,106,426	$756,523,331	169.22%

Cash Equivalents
State Street Institutional Money Market Fund (11)						28,099,723	28,099,723	6.29
Total Cash Equivalents						$28,099,723	$28,099,723	6.29%
Total Portfolio Investments and Cash Equivalents						$779,206,149	$784,623,054	175.51%
Liabilities in excess of Other Assets							$(337,557,301)	(75.51)%
Net Assets							$447,065,753	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of December 31, 2024, rates for the 6 month, 3 month and 1 month E are 2.57%, 2.71%, and 2.85%, respectively. As of December 31, 2024, 6 month, 3 month and 1 month S are 4.25%, 4.31% and 4.33%, respectively.
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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details
(7)
Position or portion thereof unsettled as of December 31, 2024.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 12.88% of the Company’s total assets.
(9)
The issuer of this investment is domiciled in Canada.
(10)
The issuer of this investment is domiciled in Germany.
(11)
The annualized seven-day yield as of December 31, 2024 is 4.18%.
(12)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	17,224,192	EUR	16,211,004	5/27/2025	$319,195

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P. (5)	7/27/2023				14,792,309	$14,792,309	$15,559,956	7.02
Total Commercial Services & Supplies						$14,792,309	$15,559,956	7.02%
Total Equity Investments						$14,792,309	$15,559,956	7.02%

First and Second Lien Debt Air Freight & Logistics
Inmar, Inc. (12)	7/14/2023	S+5.50%	10.86%	5/1/2026	2,985,000	2,956,521	2,942,702	1.33
LaserShip, Inc. (12)	4/13/2023	S+4.50%	10.40%	5/7/2028	2,008,116	1,805,022	1,839,092	0.83
Total Air Freight & Logistics						$4,761,543	$4,781,794	2.16%

Automobile Components
BBB Industries LLC (12)	2/2/2023	S+5.25%	10.71%	7/25/2029	3,964,962	3,788,124	3,731,189	1.68
First Brands Group, LLC	2/3/2023	S+5.00%	10.88%	3/30/2027	1,989,950	1,935,542	1,971,304	0.89
Total Automobile Components						$5,723,666	$5,702,493	2.57%

Automobiles
Holley Purchaser, Inc.	5/17/2023	S+3.75%	9.22%	11/28/2028	4,392,630	3,943,707	4,224,260	1.91
Total Automobiles						$3,943,707	$4,224,260	1.91%

Biotechnology
Star Parent, Inc. (12)	9/19/2023	S+4.00%	9.35%	9/27/2030	5,000,000	4,927,218	4,935,400	2.23
Total Biotechnology						$4,927,218	$4,935,400	2.23%

Building Products
Oscar AcquisitionCo, LLC (12)	2/1/2023	S+4.50%	9.95%	4/29/2029	1,738,072	1,691,987	1,718,518	0.78
Recess Holdings, Inc. (5)(12)	8/17/2023	S+4.00%	9.39%	3/29/2027	1,995,000	1,976,689	2,004,975	0.90
Total Building Products						$3,668,676	$3,723,493	1.68%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Chemicals
Cyanco Intermediate 2 Corp. (12)	6/30/2023	S+4.75%	10.11%	7/10/2028	2,992,500	2,936,542	2,997,498	1.35
LSF11 A5 Holdco LLC (8)(12)	2/1/2023	S+4.25%	9.71%	10/15/2028	3,980,000	3,917,098	3,986,647	1.80
Windsor Holdings III, LLC (12)	7/13/2023	S+4.50%	9.84%	8/1/2030	1,995,000	1,980,625	2,005,593	0.90
Total Chemicals						$8,834,265	$8,989,738	4.05%

Commercial Services & Supplies
AVSC Holding Corp.	2/2/2023	S+3.00%/.25% PIK	8.96%	3/3/2025	3,971,771	3,866,219	3,881,175	1.75
Brand Industrial Services Inc. (12)	4/20/2023	S+5.50%	10.88%	8/1/2030	1,995,000	1,918,230	1,980,756	0.89
Eagle Parent Corp. (12)	4/12/2023	S+4.25%	9.64%	4/2/2029	2,977,273	2,945,687	2,943,778	1.33
EnergySolutions, LLC (12)	9/18/2023	S+4.00%	9.36%	9/20/2030	997,500	985,417	995,505	0.45
Heritage-Crystal Clean, Inc.	10/5/2023	S+5.00%	10.40%	10/17/2030	1,000,000	975,516	1,000,000	0.45
J-O Building Company LLC (5)(12)	6/28/2023	S+6.75%	12.14%	5/25/2028	13,883,430	13,691,583	13,866,076	6.26
The Action Environmental Group, Inc. (5)	10/5/2023	S+4.50%	9.88%	10/24/2030	869,565	856,763	871,739	0.39
The Action Environmental Group, Inc. (5)(6)	10/5/2023	S+4.50%	—	10/24/2030	130,435	(949)	326	0.00
USA Debusk LLC (5)(12)	7/19/2023	S+6.50%	11.96%	9/8/2026	3,000,000	2,940,662	2,996,250	1.35
USA Debusk LLC (5)(12)	7/19/2023	S+6.50%	11.96%	9/8/2026	9,975,000	9,800,216	9,962,531	4.50
Total Commercial Services & Supplies						$37,979,344	$38,498,136	17.37%

Construction & Engineering
MEI Buyer LLC (5)(12)	6/12/2023	S+6.50%	11.86%	6/29/2029	15,183,633	14,751,482	14,752,721	6.66
MEI Buyer LLC (5)(6)(12)	6/12/2023	S+6.50%	—	6/29/2029	2,650,602	(23,232)	(26,952)	(0.01)
MEI Buyer LLC (5)(6)(12)	6/12/2023	S+6.50%	—	6/29/2029	2,409,639	(33,525)	(48,313)	(0.02)
Total Construction & Engineering						$14,694,725	$14,677,456	6.63%

Containers, Packaging & Glass
Pretium Packaging, LLC	10/18/2023	S+4.60%	9.99%	10/2/2028	1,860,170	1,656,502	1,444,738	0.65
Pretium Packaging, LLC (12)	10/18/2023	S+5.00%	10.39%	10/2/2028	498,028	485,969	487,136	0.22
Tank Holding Corp. (5)(12)	5/11/2023	S+5.75%	11.21%	3/31/2028	994,950	967,159	950,177	0.43
Tank Holding Corp. (5)(12)	5/11/2023	S+6.00%	11.46%	3/31/2028	3,791,852	3,701,274	3,630,698	1.64
Tank Holding Corp. (5)(6)(12)	5/11/2023	S+6.00%	11.46%	3/31/2028	1,635,981	530,856	480,337	0.22
Total Containers, Packaging & Glass						$7,341,760	$6,993,086	3.16%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Distributors
American Auto Auction Group, LLC (12)	4/28/2023	S+5.00%	10.50%	12/30/2027	1,979,747	1,882,903	1,941,795	0.88
Aramsco, Inc (12)	10/5/2023	S+4.75%	10.10%	10/10/2030	2,554,455	2,504,437	2,549,142	1.15
Aramsco, Inc (6)(12)	10/5/2023	S+4.75%	—	10/10/2030	445,545	—	(927)	0.00
BCPE Empire Holdings, Inc. (12)	4/11/2023	S+4.75%	10.11%	12/11/2028	3,980,000	3,959,431	3,986,965	1.80
PAI Holdco, Inc. (12)	4/6/2023	S+3.75%	9.39%	10/28/2027	1,488,520	1,420,416	1,385,261	0.63
Total Distributors						$9,767,187	$9,862,236	4.46%

Diversified Consumer Services
AMCP Clean Acquisition Company, LLC	12/1/2023	S+4.40%	9.79%	6/16/2025	2,769,264	2,635,484	2,592,142	1.17
Spring Education Group, Inc. (12)	9/29/2023	S+4.50%	9.85%	10/4/2030	4,000,000	3,950,776	4,009,000	1.81
Total Diversified Consumer Services						$6,586,260	$6,601,142	2.98%

Electric Utilities
Cricket Valley Energy Center (5)(7)(12)	10/10/2023	S+3.90%	9.25%	6/30/2025	2,966,340	2,729,032	2,765,074	1.25
Generation Bridge Northeast, LLC (12)	8/7/2023	S+4.25%	9.61%	8/22/2029	2,937,057	2,908,829	2,945,633	1.33
Lackawanna Energy Center LLC (12)	7/20/2023	S+5.00%	10.36%	8/3/2029	4,100,181	3,983,506	4,045,525	1.83
Lackawanna Energy Center LLC (12)	7/20/2023	S+5.00%	10.36%	8/6/2029	889,518	864,204	877,660	0.40
Potomac Energy Center, LLC (5)	6/6/2023	S+6.00%	11.61%	11/12/2026	12,513,956	11,764,326	11,811,458	5.33
St. Joseph Energy Center, LLC (5)(12)	9/26/2023	S+4.25%	9.71%	10/5/2028	2,966,613	2,881,518	2,914,697	1.32
Total Electric Utilities						$25,131,415	$25,360,047	11.46%

Electronic Equipment, Instruments & Components
TGG TS Acquisition Company (12)	2/15/2023	S+6.50%	11.97%	12/14/2025	1,163,697	1,162,703	1,114,240	0.50
Total Electronic Equipment, Instruments & Components						$1,162,703	$1,114,240	0.50%

Energy Equipment & Services
Epic Crude Services, LP (12)	6/26/2023	S+5.00%	10.93%	3/2/2026	4,976,857	4,800,437	4,951,973	2.23
Total Energy Equipment & Services						$4,800,437	$4,951,973	2.23%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Gas Utilities
Parkway Generation, LLC	3/30/2023	S+4.75%	10.39%	2/18/2029	991,093	961,834	951,271	0.43
Total Gas Utilities						$961,834	$951,271	0.43%

Ground Transportation
Carriage Purchaser, Inc. (12)	9/15/2023	S+4.25%	9.72%	10/2/2028	1,489,828	1,464,945	1,459,108	0.66
Odyssey Logistics & Technology Corporation (12)	7/20/2023	S+4.50%	9.86%	10/12/2027	997,500	979,241	987,944	0.45
Total Ground Transportation						$2,444,186	$2,447,052	1.11%

Health Care Equipment & Supplies
NMN Holdings III Corp. (5)	5/17/2023	S+3.50%	8.97%	11/13/2025	3,141,804	2,916,393	3,086,823	1.39
Total Health Care Equipment & Supplies						$2,916,393	$3,086,823	1.39%

Health Care Providers & Services
Charlotte Buyer, Inc. (12)	2/1/2023	S+5.25%	10.61%	2/11/2028	2,458,778	2,398,398	2,466,622	1.11
Heartland Dental, LLC (12)	4/12/2023	S+5.00%	10.36%	4/28/2028	2,560,524	2,475,494	2,551,332	1.15
Help At Home, Inc.	2/7/2023	S+5.00%	10.46%	10/29/2027	992,349	979,161	981,810	0.44
Imagefirst Holdings, LLC (12)	4/27/2023	S+5.00%	10.72%	4/27/2028	3,316,667	3,242,402	3,300,083	1.49
Imagefirst Holdings, LLC (6)(12)	4/27/2023	S+5.00%	—	4/27/2028	666,667	(14,593)	(3,333)	0.00
Pediatric Associates Holding Company, LLC (12)	5/24/2023	S+4.50%	9.97%	12/29/2028	995,000	958,313	960,175	0.43
PetVet Care Centers, LLC (5)(12)	10/23/2023	S+6.00%	11.36%	11/15/2030	13,559,139	13,291,418	13,291,418	6.00
PetVet Care Centers, LLC (5)(6)(12)	10/23/2023	S+6.00%	—	11/15/2029	1,768,583	(34,430)	(34,430)	(0.02)
PetVet Care Centers, LLC (5)(6)(12)	10/23/2023	S+6.00%	—	11/15/2030	1,768,583	(17,354)	(17,354)	(0.01)
Southern Veterinary Partners, LLC (12)	9/13/2023	S+4.00%	9.47%	10/5/2027	1,492,308	1,485,297	1,485,965	0.67
Team Services Group (12)	4/4/2023	S+5.00%	10.88%	12/20/2027	988,579	971,239	979,316	0.44
Total Health Care Providers & Services						$25,735,345	$25,961,604	11.70%

Health Care Technology
Covetrus, Inc. (12)	9/7/2023	S+5.00%	10.35%	10/13/2029	994,987	987,788	993,127	0.45
Total Health Care Technology						$987,788	$993,127	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Hotels, Restaurants & Leisure
Fertitta Entertainment, LLC (12)	4/13/2023	S+4.00%	9.36%	1/27/2029	992,424	976,722	992,216	0.45
Ranger Holdco Spe LLC (5)	6/13/2023	15.00% PIK	15.00%	8/8/2028	17,775,581	16,498,048	19,050,076	8.60
Total Hotels, Restaurants & Leisure						$17,474,770	$20,042,292	9.05%

Household Products
American Greetings Corporation (12)	2/2/2023	S+6.00%	11.35%	4/6/2028	1,481,269	1,457,513	1,483,743	0.67
Journey Personal Care Corp. (7)	4/28/2023	S+4.25%	9.72%	3/1/2028	5,006,986	4,649,291	4,927,725	2.22
Kronos Acquisition Holdings Inc. (12)	2/22/2023	S+6.00%	11.54%	12/22/2026	2,608,832	2,573,424	2,610,476	1.18
Staples, Inc.	4/4/2023	L+4.50%	9.96%	9/12/2024	997,389	993,762	996,142	0.45
Staples, Inc. (12)	2/1/2023	L+5.00%	10.46%	4/16/2026	994,792	948,840	939,700	0.42
Wellness Merger Sub, Inc. (12)	4/14/2023	S+6.00%	11.61%	6/30/2026	3,925,000	3,726,426	3,840,769	1.73
Total Household Products						$14,349,256	$14,798,555	6.67%

Independent Power and Renewable Electricity Producers
Invenergy Thermal Operating I LLC (12)	8/4/2023	S+4.50%	9.92%	8/14/2029	2,807,143	2,752,178	2,803,634	1.27
Total Independent Power and Renewable Electricity Producers						$2,752,178	$2,803,634	1.27%

Insurance
Acrisure, LLC (12)	10/20/2023	S+4.50%	9.89%	11/6/2030	4,979,950	4,895,009	4,984,083	2.25
Amynta Agency Borrower Inc. (12)	12/20/2023	S+4.25%	9.61%	2/28/2028	3,980,025	3,872,922	3,979,468	1.80
RSC Acquisition, Inc. (5)	10/18/2023	S+6.00%	11.35%	11/1/2029	250,000	246,576	247,500	0.11
RSC Acquisition, Inc. (5)(6)	7/24/2023	S+6.00%	11.39%	11/1/2029	1,750,000	88,311	93,928	0.04
Ryan, LLC	11/9/2023	S+4.50%	9.86%	11/14/2030	1,809,524	1,773,798	1,813,487	0.82
Ryan, LLC (6)	11/9/2023	S+4.50%	—	11/14/2030	190,476	—	417	0.00
Total Insurance						$10,876,616	$11,118,883	5.02%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
IT Services
Endure Digital Inc. (12)	3/16/2023	S+3.50%	9.42%	2/10/2028	989,848	907,221	966,032	0.44
Neptune Bidco US Inc. (12)	2/1/2023	S+5.00%	10.51%	4/11/2029	5,273,500	4,876,118	4,805,477	2.17
Nielsen Consumer Inc. (8)(12)	2/13/2023	S+6.25%	11.61%	3/6/2028	3,980,000	3,576,958	3,887,465	1.75
Physician Partners LLC (12)	4/4/2023	S+4.00%	9.53%	12/26/2028	992,424	942,802	935,360	0.42
TouchTunes Interactive Networks, Inc. (12)	2/7/2023	S+5.00%	10.35%	4/2/2029	2,230,496	2,228,284	2,208,748	1.00
Total IT Services						$12,531,383	$12,803,082	5.78%

Leisure Products
Varsity Brands, Inc. (12)	2/9/2023	S+5.00%	10.47%	12/15/2026	1,982,481	1,894,763	1,968,445	0.89
Total Leisure Products						$1,894,763	$1,968,445	0.89%

Machinery
Arcline FM Holdings, LLC (12)	2/1/2023	S+4.75%	10.36%	6/23/2028	3,608,118	3,493,046	3,601,371	1.63
Arcline FM Holdings, LLC (5)	11/15/2023	S+5.25%	10.86%	6/23/2028	997,500	977,937	997,500	0.45
Crosby US Acquisition Corp. (8)(12)	2/1/2023	S+4.75%	10.21%	6/26/2026	618,262	605,879	618,522	0.28
DS Parent Inc. (7)	12/15/2023	S+5.50%	10.81%	12/13/2030	3,000,000	2,850,000	2,857,500	1.29
Gloves Buyer, Inc. (5)(12)	5/25/2023	S+5.00%	10.47%	12/29/2027	1,995,000	1,923,179	1,960,088	0.88
LSF12 Badger Bidco LLC (12)	7/25/2023	S+6.00%	11.36%	8/30/2030	3,000,000	2,934,606	2,985,000	1.35
Total Machinery						$12,784,647	$13,019,981	5.88%

Metals & Mining
Arsenal AIC Parent LLC (12)	7/27/2023	S+4.50%	9.86%	8/18/2030	2,992,500	2,963,608	3,000,909	1.35
Total Metals & Mining						$2,963,608	$3,000,909	1.35%

Personal Care Products
KDC/one Development Corporation, Inc. (9)(12)	8/3/2023	S+5.00%	10.36%	8/15/2028	4,000,000	3,885,951	3,954,000	1.78
Total Personal Care Products						$3,885,951	$3,954,000	1.78%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Professional Services
GeoStabilization International, LLC (12)	10/2/2023	S+5.25%	10.80%	12/19/2028	2,000,000	1,980,493	1,985,000	0.90
Mckissock Investment Holdings LLC	11/9/2023	S+5.00%	10.38%	3/12/2029	2,500,000	2,438,535	2,492,700	1.12
Sales Performance International, LLC (5)(12)	11/8/2023	S+6.50%	11.88%	8/24/2028	16,884,848	16,554,921	16,554,921	7.47
Sales Performance International, LLC (5)(6)(12)	11/8/2023	S+6.50%	11.69%	8/24/2028	3,030,303	1,274,596	1,274,596	0.58
Total Professional Services						$22,248,545	$22,307,217	10.07%

Software
AQA Acquisition Holding, Inc. (12)	5/9/2023	S+4.25%	9.89%	3/3/2028	865,941	854,327	863,992	0.39
DTI Holdco, Inc. (12)	2/1/2023	S+4.75%	10.13%	4/26/2029	1,484,962	1,435,033	1,465,346	0.66
Particle Investments S.a.r.l. (8)(10)	2/1/2023	L+5.25%	10.72%	5/24/2027	989,080	983,761	984,135	0.44
Renaissance Holding Corp. (12)	3/16/2023	S+4.75%	10.11%	4/5/2030	4,920,617	4,796,646	4,932,230	2.23
Simon & Schuster Inc.	10/5/2023	S+4.00%	9.39%	10/30/2030	2,000,000	1,987,774	2,005,000	0.90
Ultimate Software Group Inc. (12)	5/25/2023	S+4.50%	9.99%	5/4/2026	1,990,000	1,948,747	1,994,975	0.90
Total Software						$12,006,288	$12,245,678	5.52%

Textiles, Apparel & Luxury Goods
Champ Acquisition Corporation (12)	4/4/2023	S+5.50%	11.11%	12/19/2025	1,481,690	1,481,690	1,485,395	0.67
IBG Borrower LLC (5)(12)	11/20/2023	S+6.00%	11.50%	8/22/2029	9,937,500	9,839,190	9,839,190	4.44
Total Textiles, Apparel & Luxury Goods						$11,320,880	$11,324,585	5.11%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2023

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
DXP Enterprises, Inc. (5)(12)	10/6/2023	S+4.75%	10.29%	10/11/2030	1,995,000	1,965,563	1,999,988	0.90
FCG Acquisitions Inc. (12)	4/5/2023	S+4.75%	10.11%	3/31/2028	1,636,067	1,602,979	1,631,813	0.74
Lincoln Metal Shop, Inc. (5)(12)	5/31/2023	S+6.00%	11.51%	6/7/2027	23,171,389	22,764,069	23,142,424	10.44
Patriot Container Corp. (12)	3/30/2023	S+3.75%	9.21%	3/20/2025	2,973,712	2,821,296	2,842,988	1.28
RelaDyne Inc. (12)	4/3/2023	S+4.25%	9.61%	12/22/2028	1,984,848	1,919,948	1,973,694	0.89
RelaDyne Inc. (12)	4/3/2023	S+5.00%	10.36%	12/22/2028	1,990,000	1,899,814	1,985,025	0.90
Total Trading Companies & Distributors						$32,973,669	$33,575,932	15.15%

Total First and Second Lien Debt						$330,431,006	$336,818,564	151.98%

Total Investments—non-controlled/non- affiliated						$345,223,315	$352,378,520	159.00%

Total Investments Portfolio						$345,223,315	$352,378,520	159.00%

Cash Equivalents
State Street Institutional Money Market Fund (11)						69,473,744	69,473,744	31.35
Total Cash Equivalents						$69,473,744	$69,473,744	31.35%
Total Portfolio Investments and Cash Equivalents						$414,697,059	$421,852,264	190.35%
Liabilities in excess of Other Assets							$(200,236,344)	(90.35)%
Net Assets							$221,615,920	100.00%

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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details
(7)
Position or portion thereof unsettled as of December 31, 2023.
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
(12)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details

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

The Company commenced operations on February 1, 2023 as a privately offered BDC. On June 18, 2024, the Securities and Exchange Commission (“SEC”) issued the Company an exemptive order that permits the Company to offer multiple classes of its Common Shares. On June 24, 2024, the Company received a notice of effectiveness from the SEC related to the Company’s registration statement on Form N-2 (the “Form N-2 Registration Statement”). Pursuant to the Form N-2 Registration Statement and the Multi-Class Order, the Company is publicly offering on a continuous basis up to $2,000,000,000 of its Class S shares, Class D shares, and Class I shares pursuant to the terms set forth in the subscription agreements the Company enters into with investors.

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

Note 2. Significant Accounting Policies

Industry Reclassification

During the quarter ended March 31, 2024, the Company changed the investment industry classification from those provided by Moody’s to those provided by S&P. The Consolidated Schedule of Investments as of December 31, 2023, as well as the industry composition of investments based on fair value as of December 31, 2023 disclosed in Note 4 - Investments and Fair Value Measurements, have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2024.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months or less that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2024 and December 31, 2023, we had $23,525,322 and $47,844,154 of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the consolidated statements of assets and liabilities. This is further discussed in Note 6. As of December 31, 2024 and December 31, 2023, we had $780,000 and $0, respectively, of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

Realized Gains (Losses) and Unrealized Appreciation (Depreciation)

Investment transactions and the related revenue and expenses are recorded on a trade-date basis. Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the amortized cost basis of the investment using the specific identification method. The net change in unrealized appreciation (depreciation) primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized and amortized over the contractual term of the borrowing.

Receivable for Investments Sold and Payable for Investments Purchased

Receivable for investments sold and payable for investments purchased represent unsettled transactions.

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

The Company includes net realized gains (losses) and net change in unrealized appreciation (depreciation) on investments held resulting from foreign exchange rate fluctuations in foreign currency and other transactions in the Consolidated Statements of Operations, if any.

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

The Advisor values the Company’s investments based on the type of financial instrument as outlined below:

Securities that are listed on a securities, commodities or futures exchange or market (including such securities when traded in the after‐hours market), will generally be valued (i) at their last sales prices on the date of determination on the primary exchange on which such securities were traded on such date, or (ii) at their last sales prices on the consolidated tape if such securities on the primary exchange on which such securities were traded on such date were reported on the consolidated tape, or (iii) in the event that the date of determination is not a date upon which an exchange was open for trading, on the date on which such exchange was previously open but not more than 10 days prior to the date of determination.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. For the years ended December 31, 2024, December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022 the Advisor and its affiliates incurred organization and offering costs of $0, $328,240 and $1,026,772, respectively, on behalf of the Company.

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

Segment Reporting

In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief financial officer, and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

Note 3. Related Party Transactions

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the years ended December 31, 2024 and December 31, 2023 the management fee was $4,080,441 and $2,232,837, respectively. At the Advisor’s discretion, $0 and $128,140 of the management fee was waived during the years ended December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, the management fee, net of waivers was $4,080,441 and $2,104,697, respectively.

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

For the years ended December 31, 2024 and December 31, 2023, income-based incentive fees were $4,439,558 and $1,118,214, respectively. At the Advisor’s discretion, $0 and $465,852 of the income incentive fee was waived during the years ended December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, the income-based incentive fee, net of waivers was $4,439,558 and $652,362, respectively.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Investment Management Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the years ended December 31, 2024 and December 31, 2023, the Company accrued capital gains incentive fees of $68,299 and $1,090,162, respectively, of which $0 and $109,252 was currently payable on such dates under the Advisory Agreement.

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

For the years ended December 31, 2024 and 2023, the Company incurred $1,074,155 and $959,377, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2024 and 2023, there was $270,203 and $309,817, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

Managing Dealer Agreement

On April 11, 2024, the Company entered into a managing dealer agreement with the Realta Equities, Inc. (the “Original Managing Dealer Agreement”). Effective November 25, 2024, the Company terminated the Original Managing Dealer Agreement and entered into a managing dealer agreement with Sanctuary Securities, Inc. (“Sanctuary”) (the “Managing Dealer Agreement”).

Pursuant to the Managing Dealer Agreement, Sanctuary, among other things, manages the Company’s relationships with third-party brokers engaged by Sanctuary to participate in the distribution of the Company’s common shares of beneficial interest (“participating brokers”) and financial advisors. Sanctuary also coordinates the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. As set forth in and pursuant to the Managing Dealer Agreement, the Company will pay Sanctuary a retainer, commission and shareholder servicing and/or distribution fees for its services. Furthermore, the Company will pay Sanctuary shareholder servicing and/or distribution fees with respect to Class S and Class D shares. The Managing Dealer Agreement may be terminated by the Company or Sanctuary (i) on 30 days’ written notice or (ii) immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision thereof. The Managing Dealer Agreement also may be terminated at any time without the payment of any penalty, (x) by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the Investment Company Act of 1940, as amended, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or (y) by a majority vote of the outstanding voting securities of the Company, on not more than 60 days’ written notice to Sanctuary or the Company’s investment adviser.

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

Distribution and Servicing Plan

On February 21, 2024, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). On October 10, 2024, the Company adopted an amended and restated distribution and servicing plan (the “Amended and Restated Distribution and Servicing Plan”) to reflect the appointment of Sanctuary as the Company’s managing dealer. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D and Class I Common Shares on an annualized basis as a percentage of the Company’s net asset value for such class.

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

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s DRP.

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

For the year ended December 31, 2024, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares. As of December 31, 2024, there were no amounts payable for distribution and shareholder servicing fees for Class S shares and Class D shares.

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

For the years ended December 31, 2024, December 31, 2023 and for the period from February 10, 2022 (Inception Date) to December 31, 2022, the Advisor provided $1,164,458, $2,270,214 and $625,598 of expense support, respectively.

The Company did not have any obligation to make a Reimbursement Payment as of December 31, 2024 or December 31, 2023 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $4,060,270.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$662,123,702	$663,933,579	87.76%	$313,932,958	$317,768,488	90.18%
Second lien debt	73,104,525	75,443,518	9.97%	16,498,048	19,050,076	5.41%
Equity	15,878,199	17,146,234	2.27%	14,792,309	15,559,956	4.41%
Total investments	$751,106,426	$756,523,331	100.00%	$345,223,315	$352,378,520	100.00%

The industry composition of investments based on fair value as of December 31, 2024 and December 31, 2023, were as follows:

	December 31, 2024	December 31, 2023
Household Durables	12.83%	—%
Construction & Engineering	7.09	4.17
Machinery	6.42	3.69
Hotels, Restaurants & Leisure	5.96	5.69
Specialty Retail	5.77	—
Building Products	5.46	1.06
IT Services	5.45	3.63
Automobile Components	5.42	1.62
Electric Utilities	5.04	7.20
Commercial Services & Supplies	4.99	15.33
Electrical Equipment	4.47	—
Oil, Gas & Consumable Fuels	4.34	—
Trading Companies & Distributors	4.18	9.52
Energy Equipment & Services	3.99	1.41
Health Care Providers & Services	3.25	7.37
Independent Power and Renewable Electricity Producers	2.94	0.80
Aerospace & Defense	2.69	—
Automobiles	2.68	1.20
Textiles, Apparel & Luxury Goods	1.29	3.21
Containers & Packaging	0.79	1.98
Personal Care Products	0.71	1.12
Software	0.71	3.48
Household Products	0.67	4.20
Professional Services	0.41	6.33
Metals & Mining	0.39	0.85
Chemicals	0.37	2.55
Air Freight & Logistics	0.35	1.36
Diversified Consumer Services	0.26	1.87
Insurance	0.26	3.16
Distributors	0.26	2.80
Technology Hardware, Storage & Peripherals	0.24	—
Construction Materials	0.19	—
Ground Transportation	0.13	0.69
Biotechnology	—	1.40
Health Care Equipment & Supplies	—	0.88
Leisure Products	—	0.56
Electronic Equipment, Instruments & Components	—	0.32
Health Care Technology	—	0.28
Gas Utilities	—	0.27
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024				December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$645,248,857	$651,040,720	86.06%	145.63%	$340,353,603	$347,440,385	98.60%	156.78%
Canada	88,461,009	88,668,828	11.72%	19.83%	3,885,951	3,954,000	1.12%	1.78%
Germany	17,396,560	16,813,783	2.22%	3.76%	—	—	—	—
Luxembourg	—	—	—	—	983,761	984,135	0.28%	0.44%
Total	$751,106,426	$756,523,331	100.00%	169.22%	$345,223,315	$352,378,520	100.00%	159.00%

The following table presents the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024 and December 31, 2023:

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$132,260,957	$531,672,622	$663,933,579
Second Lien Debt	—	—	75,443,518	75,443,518
Equity	918,663	—	—	918,663
Subtotal	$918,663	$132,260,957	$607,116,140	$740,295,760
Investment measured at net asset value(1)				16,227,571
Total investments				$756,523,331
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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2024 and December 31, 2023:

	First Lien Debt	Second Lien Debt	Total
Balance as of December 31, 2023	$138,418,209	$19,050,076	$157,468,285
Purchases of investments	479,951,371	53,208,577	533,159,948
Proceeds from principal pre-payments and sales of investments	(93,809,081)	—	(93,809,081)
Payment-in-kind	1,737,670	2,894,625	4,632,295
Net accretion of discount on investments	2,968,893	503,275	3,472,168
Net realized gain (loss)	496,997	—	496,997
Net change in unrealized appreciation/(depreciation)	735,347	(213,035)	522,312
Transfers into Level 3	6,281,750	—	6,281,750
Transfers out of Level 3	(5,108,534)	—	(5,108,534)
Balance as of December 31, 2024	$531,672,622	$75,443,518	$607,116,140

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the year	$735,347	$(213,035)	$522,312

Level 2 investments are valued using prices obtained from pricing services. The Company had $(1,173,216) transfers between levels on a net basis during the year ended December 31, 2024.

	First Lien Debt	Second Lien Debt	Total
Balance as of February 1, 2023 (commencement of operations)	$—	$—	$—
Purchases of investments	141,566,417	13,500,000	155,066,417
Proceeds from principal pre-payments and sales of investments	(4,589,545)	—	(4,589,545)
Payment-in-kind	—	2,775,581	2,775,581
Net accretion of discount on investments	326,393	222,467	548,860
Net realized gain (loss)	53,799	—	53,799
Net change in unrealized appreciation/(depreciation)	1,061,145	2,552,028	3,613,173
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of December 31, 2023	$138,418,209	$19,050,076	$157,468,285

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the year	$1,061,145	$2,552,028	$3,613,173

Level 2 investments are valued using prices obtained from pricing services. The Company had no transfers between levels during the period from February 1, 2023 (commencement of operations) to December 31, 2023.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2024 and December 31, 2023 were as follows:

Investment Type	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Second Lien Debt	$75,443,518	Discounted cash flow	Discount rate	11.75% - 15.50%	12.86%
First Lien Debt	450,508,252	Discounted cash flow	Discount rate	9.34% - 17.00%	11.56%
	16,682,655	Market quotations	Broker quoted price	98.25 - 101.00	99.94
	64,481,715	Transactional Value (1)	N/A	N/A	N/A
	$607,116,140

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

Changes in discount rates and broker quoted prices, each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase in discount rates or a decrease in broker quoted prices may result in a decrease in the fair value of certain of the Company’s investments.

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

The table below presents the aggregate notional amount and fair value of the Company’s derivative financial instruments as of December 31, 2024:

	December 31, 2024
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$319,195	$—	$319,195	$17,224,192
Total Derivatives assets at fair value	$—	$319,195	$—	$319,195	$17,224,192
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivatives liabilities at fair value	$—	$—	$—	$—	$—
Cash collateral posted				$780,000

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the years ended December 31, 2024 and December 31, 2023, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Year Ended December 31,
	2024	2023
Unrealized gain (loss)
Foreign currency forward contract	$319,195	$—
Net change in unrealized appreciation (depreciation)	$319,195	$—
Realized gain (loss)
Foreign currency forward contract	$434,946	$—
Net realized gain (loss)	$434,946	$—

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

Note 6. Borrowings

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of December 31, 2024 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

On October 11, 2024, KLCC SPV GS1 LLC entered into a First Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, a administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Credit Agreement entered into on April 20, 2023 (the “Original Closing Date”), by and among KLCC SPV GS1 LLC, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

The A&R Credit Agreement amends the Secured Credit Facility to, among other things, (i) increase the financing limit under the Secured Credit Facility from $300 million to $500 million, (ii) extend the Reinvestment Period to May 1, 2028, (iii) extend the Scheduled Maturity Date to May 1, 2030 and (iv) replace Goldman Sachs Bank USA as administrative agent with GS ASL LLC. The A&R Credit Agreement also amends the Secured Credit Facility to change the spread charged on borrowings under the Secured Credit Facility from a range of 3.25% to 3.50% (prior to the A&R Credit Agreement) to a range of 2.50% to 2.60%, depending on the percentage of loans in the collateral which constitute BSL loans.

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of December 31, 2024, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of December 31, 2024, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $342,685,745 on the consolidated statement of assets and liabilities as of December 31, 2024 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following table summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the years ended December 31, 2024 and December 31, 2023, respectively:

	For the Year Ended December 31,
	2024	2023
Average Debt Outstanding	$257,249,040	$104,758,197
Effective Interest Rate	9.19%	12.10%
Weighted Average Interest Rate (1)	8.45%	8.67%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the years ended December 31, 2024 and December 31 2023, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Year Ended December 31,
	2024	2023
Borrowing interest expense	$21,721,777	$6,151,607
Minimum utilization fee	261,056	579,233
Non-utilization fees	860,043	1,264,570
Administration fee	33,894	—
Amortization of deferred financing costs	753,279	480,842
Total interest and credit facility fees	$23,630,049	$8,476,252

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of December 31, 2024 and December 31, 2023, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024 and December 31, 2023, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$29,064,659	$8,336,031
Unfunded revolver obligations	6,099,927	6,067,963
Total Unfunded	$35,164,586	$14,403,994

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at December 31, 2024 and December 31, 2023, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2024	Fair Value as of December 31, 2024
Array Midco, Corp.	Delayed Draw Term Loan	12/31/2029	12,785,196	(127,782)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(90,628)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	1,834,862	-
BP Loenbro Holdings Inc	Revolver	2/1/2029	1,100,917	-
MEI Buyer LLC	Revolver	6/29/2029	2,409,639	(37,349)
Voltagrid LLC	Delayed Draw Term Loan	8/28/2025	3,453,751	(33,329)
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	10,084,811	(62,584)
Kelso Industries LLC	Delayed Draw Term Loan	12/30/2029	401,235	(6,019)
Tank Holding Corp.	Delayed Draw Term Loan	3/31/2028	245,604	(4,912)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	10/24/2030	259,200	2,592
Total Unfunded Balances			$35,164,586	$(360,011)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2023	Fair Value as of December 31, 2023
Aramsco, Inc.	Delayed Draw Term Loan	10/10/2030	445,545	(927)
Imagefirst Holdings, LLC	Delayed Draw Term Loan	4/27/2028	666,667	(3,333)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	2,409,639	(48,313)
MEI Buyer LLC	Revolver	6/29/2029	2,602,410	(73,778)
PetVet Care Centers, LLC	Delayed Draw Term Loan	11/15/2029	1,768,583	(17,354)
PetVet Care Centers, LLC	Revolver	11/15/2030	1,768,583	(34,430)
RSC Acquisition Inc	Delayed Draw Term Loan	11/1/2029	1,638,571	(16,386)
Ryan LLC	Delayed Draw Term Loan	11/14/2030	190,476	417
Sales Performance International, LLC	Revolver	8/24/2028	1,696,970	(32,893)
Tank Holding Corp	Delayed Draw Term Loan	3/31/2028	1,086,115	(46,160)
The Action Environmental Group	Delayed Draw Term Loan	10/24/2030	130,435	326
Total Unfunded Balances			$14,403,994	$(272,831)

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

For the years ended December 31, 2024 and December 31, 2023, related parties purchased 326,554 Class I shares of the Company for aggregate proceeds of $6,750,000 and 102,977 Class I shares of the Company for aggregate proceeds of $2,052,000, respectively.

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of December 31, 2024 and December 31, 2023, 14,559,724 and 6,465,480 Class I shares were owned by these affiliated feeder entities, respectively.

The following table summarizes transactions in Common Shares during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Year Ended December 31,
	2024(1)		2023(1)		2022(2)
	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	10,347,523	$211,351,157	10,506,399	$208,923,800	500	$10,000
Share transfers between classes	—	$—	—	$—	—	$—
Distributions reinvested	973,395	$19,888,261	278,369	$5,536,831	—	$—
Share repurchases	—	$—	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—
Net increase (decrease)	11,320,918	$231,239,418	10,784,768	$214,460,631	500	$10,000

(1) Transactions in Common Shares issued for the period from January 1, 2024 through June 23, 2024 and for the year ended December 31, 2023 represent issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the years ended December 31, 2024 and December 31, 2023, respectively. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(2) For the period from February 10, 2022 (date of inception) to December 31, 2022.

Net Asset Value per Share and Offering Price

The Administrator determines net asset value for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent net asset value per share available for each share class, which will be the prior calendar day net asset value per share (i.e. the prior month-end net asset value). The following tables summarize each month-end net asset value per share for Class I, Class S, and Class D Common Shares of beneficial interest during the years ended December 31, 2024 and December 31, 2023:

Net Asset Value Per Common Share
For the Months Ended	Class I(1)
January 31, 2024	$20.72
February 29, 2024	20.87
March 31, 2024(2)	20.58
April 30, 2024	20.72
May 31, 2024	20.31
June 30, 2024(2)	20.48
July 31, 2024	20.64
August 31, 2024	20.22
September 30, 2024(2)	20.37
October 31, 2024	20.53
November 30, 2024	20.01
December 31, 2024	20.22

(1) Common Shares issued during the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(2) The net asset value per Common Share reflected in the Company's reports on Form 8-K may differ due to updates made during the quarterly review process.

Net Asset Value Per Common Share
For the Months Ended	Class I(1)
February 1, 2023	$20.00
February 28, 2023	19.80
March 31, 2023	19.78
April 30, 2023	19.87
May 31, 2023	19.55
June 30, 2023	20.06
July 31, 2023	20.32
August 31, 2023	20.13
September 30, 2023	20.39
October 31, 2023	20.45
November 30, 2023	20.70
December 31, 2023(2)	20.55

(1) Common Shares issued during the year ended December 31, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(2) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made during the annual audit process.

There were no Class S or Class D shares outstanding for the years ended December 31, 2024 and December 31, 2023.

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

The following table summarizes the share repurchases completed for the year ended December 31, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased(1)	Aggregate Dollar Amount of Shares Accepted for Repurchase
March 1, 2024	March 29, 2024	$20.56	—	$—
May 30, 2024	June 28, 2024	$20.47	—	$—
August 30, 2024	September 29, 2024	$20.36	—	$—
November 29, 2024	December 31, 2024	$20.22	735.65	$14,874.94

(1) On November 29, 2024, the Company commenced a quarterly Tender Offer, pursuant to which the Company offered to repurchase up to 970,594 Common Shares, representing 5.0% of the Company’s Common Shares outstanding as of September 30, 2024. On December 31, 2024, the quarterly Tender Offer expired, and 735.65 Common Shares were tendered for repurchase. On January 31, 2025, the Company accepted the 735.65 Common Shares for purchase. The purchase price of the Common Shares tendered is the Company’s net asset value per Common Share as of December 31, 2024, or $20.22 per Common Share.

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

We have adopted a dividend reinvestment plan (“DRP”), pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who opt-in to the plan. Shareholders who do not opt-in to the DRP will receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have opted-in to our DRP will have their cash distributions automatically reinvested in additional shares or a combination of cash and Common Shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

The following tables summarize the distribution declarations and Common Shares issued pursuant to the DRP for the years ended December 31, 2024 and December 31, 2023, respectively:

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
August 12, 2024	August 12, 2024	September 26, 2024	$0.56	$10,656,800	334,457	$6,762,718
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$44,715,293	1,404,478	$28,604,758
(1)
Common Shares issued for the period from January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the year ended December 31, 2024, $11,358,764 was distributed in cash. Of the total distributions paid on January 28, 2025, $4,751,771 was paid in cash.

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

(1) Common Shares issued during the year ended December 31, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the year ended December 31, 2023, $1,643,121 was distributed in cash.

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

For the years ended December 31, 2024 and December 31, 2023, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the years ended December 31, 2024 and December 31, 2023, respectively:

	For the Year Ended December 31,
	2024(1)(2)		2023(1)(2)(3)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	1.44	$31,731,460	1.08	$11,643,693
Net realized gains	0.12	2,575,459	0.15	1,566,093
Distributions in excess of net investment income	0.20	4,368,624	—	9,916
Total	1.76	$38,675,543	1.23	$13,219,702

(1)
There were no Class S or Class D shares outstanding for the years ended and as of December 31, 2024 and December 31, 2023.
(2)
Common Shares issued for the period from January 1, 2024 through June 23, 2024 and for the years ended December 31, 2023 and December 31, 2022 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.
(3)
Distributions in excess of net investment income are less than $.01 per share.

Note 9. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022 permanent differences were as follows:

	For the Year Ended December 31,
	2024	2023	2022(1)
Undistributed net investment income (loss)	$4,936,037	$488,192	$—
Accumulated net realized gain (loss)	(3,809,061)	(57,473)	—
Paid In Capital	$(1,126,976)	$(430,719)	$—
(1)
For the period from February 10, 2022 (date of inception) to December 31, 2022.

During the year ended December 31, 2024 permanent differences were principally related to non-deductible offering costs and the tax treatment of underlying fund investments.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Year Ended December 31,
	2024	2023	2022(1)
Net increase (decrease) in net assets resulting from operations	$32,885,958	$20,364,991	$—
Net unrealized (appreciation) depreciation	1,420,961	(7,155,205)	—
Realized gain (loss) for tax not included in book income	436,978	(346,768)	—
Non-deductible capital gains incentive fee	68,298	1,090,162	—
Other timing differences and non-deductible expenses	1,443,321	428,374	—
Realized losses for tax not recognized	—	—	—
Total Taxable/distributable income	$36,255,516	$14,381,554	$—
(1)
For the period from February 10, 2022 (date of inception) to December 31, 2022.

The components of accumulated gains / losses as calculated on a tax basis for the taxable years ended December 31, 2024, December 31, 2023 and December 31, 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022(1)
Distributable ordinary income	—	1,161,852	—
Post October Loss Referral	(90,210)	—	—
Other temporary book/tax differences	(2,776,669)	(1,087,817)	—
Net unrealized appreciation/(depreciation) on investments	5,780,278	7,501,973	—
Total accumulated under-distributed (over-distributed) earnings	2,913,399	7,576,008	—
(1)
For the period from February 10, 2022 (date of inception) to December 31, 2022.

Net capital losses recognized by the Company may be carried forward indefinitely and will retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the year ended December 31, 2024, which will be deemed to arise on the first day of the tax year ended December 31, 2024, December 31, 2023 and December 31, 2022, were as follows:

	For the Year Ended December 31,
	2024	2023	2022(1)
Capital loss carryforward	$—	$—	$—
(1)
For the period from February 10, 2022 (date of inception) to December 31, 2022.

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, were as follows:

	For the Year Ended December 31,
	2024	2023	2022(1)
Gross unrealized appreciation	10,405,239	7,895,221	—
Gross unrealized depreciation	(4,623,105)	(393,248)	—
Net unrealized appreciation (depreciation) earnings	$5,782,134	$7,501,973	$—

Tax cost of investments	$750,741,197	$344,876,547	$—
(1)
For the period from February 10, 2022 (date of inception) to December 31, 2022.

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments.

Of the dividends declared during the years ended December 31, 2024 and December 31 2023, $37,643,919 and $13,219,702 were derived from ordinary income, and $1,031,624 and $0 from long-term capital gain as determined on a tax basis.

KLCC SPV GS1 LLC, a wholly owned subsidiary formed in 2023, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, KLCC SPV GS1 LLC is subject to U.S. Federal, state and local taxes. For the Company’s tax year ended December 31, 2024, KLCC SPV GS1 LLC activity did not result in a material provision for income taxes.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax year and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 10. Financial Highlights

The following are financial highlights for the years ended December 31, 2024, December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022:

	Class I(7)
	For the year ended December 31,
	2024	2023	2022(8)
Per Share Data:
Net asset value, beginning of period	$20.55	$20.00	$—
Results of operations:
Net investment income (loss)(1)	1.98	1.34	—
Net unrealized and realized gain (loss)(2)	0.09	0.45	—
Net increase (decrease) in net assets resulting from operations	2.07	1.79	—
Distribution declared (3)	(2.40)	(1.24)	—
Total increase (decrease) in net assets	(0.33)	0.55	20.00
Net asset value, end of period	$20.22	$20.55	$20.00
Total return based on net asset value (4)	10.07%	8.95%	—
Shares outstanding, end of period	22,106,186	10,785,268	500

Ratios and supplemental data:
Net assets, end of period	$447,065,753	$221,615,920	$—
Weighted-average net assets	327,144,295	176,046,740	—
Weighted-average shares outstanding	16,013,406	8,711,195	—
Ratio of net expenses to weighted average net assets	11.37%	8.41%	—
Ratio of net expenses before voluntary waivers to weighted average net assets	11.37%	8.74%	—
Ratio of net investment income to weighted average net assets	9.70%	6.61%	—
Portfolio turnover	56.80%	59.71%(6)	N/A
Asset Coverage Ratio (5)	230.46%	213.65%	N/A

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
(6)
Calculated for the period February 1, 2023 (commencement of operations) to December 31, 2023.
(7)
Common Shares issued for the period from January 1, 2024 through June 23, 2024 and for the years ended December 31, 2023 and December 31, 2022 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.
(8)
All expenses were waived for the period. There was no activity other than organization and offering costs incurred and the issuance of 500 shares of our common stock at $20.00 per share for the period from February 10, 2022 (date of inception) to December 31, 2022.

There were no Class S or Class D shares outstanding for the year ended December 31, 2024.

Senior Securities

Information about our senior securities as of December 31, 2024 and December 31, 2023, are shown in the following table:

Class and year	Total Amount Outstanding	Asset Coverage Per Unit(1)	Involuntary Liquidating Preference Per Unit(2)	Market Value Per Unit(3)
December 31, 2024
Secured Credit Facility	$342,685,745	2,304.60	—	N/A
December 31, 2023
Secured Credit Facility	$195,000,000	2,136.50	—	N/A

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

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than disclosed below.

Transfer Agent Agreement; Dividend Reinvestment Plan

The Company terminated its transfer agent agreement with SS&C GIDS, Inc., effective as of February 24, 2025. The Company entered into a new transfer agent agreement with Ultimus Fund Solutions, LLC, as the Company’s transfer agent, effective as of February 24, 2025. In connection with the change in transfer agents, the Company adopted an “opt-in” DRP.

Distributions

On March 26, 2025, the Board of Trustees declared a distribution of $0.56 per share for the first quarter of 2025, payable on March 28, 2025 to shareholders of record on March 26, 2025.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s management, under the supervision and with the participation of our President (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2024.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

The Board has established an Audit Committee, which has the responsibilities discussed in greater detail below. Under the Company’s Declaration of Trust and Bylaws (each as may be amended, amended or restated and/or supplemented from time to time, together, the “Organizational Documents”), the Company shall hold annual meetings of shareholders.

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

Trustees

The following information regarding the Board is as of March 26, 2025:

Name	Birth Year	Position	Length of Service
Interested Trustees
James Didden	1967	Chairperson and President	Since 2022
Doug Logigian	1981	Trustee	Since 2022

Independent Trustees
Ankur Keswani	1977	Trustee	Since 2022
Julian Markby	1952	Trustee	Since 2022
Catherine Smith	1953	Trustee	Since 2022

The address for each Trustee is c/o Kennedy Lewis Capital Company, 225 Liberty St. Suite 4210, New York, NY 10281.

Executive Officers who are Not Trustees

The following information regarding the executive officers who are not trustees is as of March 26, 2025:

Name	Birth Year	Position
Gary Klayn	1976	Controller
Greg MacCordy	1953	Chief Compliance Officer
Anthony Pasqua	1978	Chief Financial Officer
Rachel Presa	1979	Vice President and Secretary

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

Independent Trustees

Ankur Keswani has served as a member of the Board since 2022. Ms. Keswani has over 20 years of experience in credit investing, trading and risk management. From 2012-2020, she was the Head of Corporate Credit at Serengeti Asset Management where she helped manage over $1 billion in assets. She has also led several successful turnarounds and post bankruptcy workouts. During that time, she was a member of the Investment Committee and the Risk Committee. Ms. Keswani joined Serengeti in 2008 as a Senior Managing Director.

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

Julian Markby has served as a member of the Board since 2022. Mr. Markby is an experienced independent director who most recently served on the board of Digital River and Thiele Kaolin Company. In the past five years, Mr. Markby has also served on the boards Nordic Aviation Capital, Premiere Global Networks, Blackboard, Momentive Performance Materials and Siguler Guff Small Business Credit Opportunities Fund, and represented JPMorgan Chase’s investment at Ligado Networks (formerly LightSquared), where he served as a board observer and held JPMorgan Chase’s voting proxy. Mr. Markby also served on the board of the National Association of Corporate Directors, CT Chapter for 10 years before stepping down in 2023. Before retiring in 2006, Mr. Markby was an investment banker at Dresdner Kleinwort Wasserstein, Wasserstein Perella, PaineWebber and Drexel Burnham Lambert where he advised clients in numerous acquisitions, corporate sales, divestitures and capital raising transactions and had significant experience in complex restructuring transactions. Mr. Markby received a MBA from Columbia University in 1980.

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

Executive Officers Who Are Not Trustees

Gary Klayn has served as the Company’s Controller since 2022. Mr. Klayn joined Kennedy Lewis in December 2022 and is a Managing Director focused on finance. Mr. Klayn was formerly a Vice President at Onex Falcon where he was responsible for the finance function of Onex Falcon Direct Lending BDC Fund. Prior to that, Mr. Klayn held various positions at Muzinich & Co., including as Director of Fund Accounting and as Finance and Operations Manager in the Private Debt/BDC department. Mr. Klayn began his career at Deloitte & Touche LLP where he was a Manager in the Assurance and Advisory practice. Mr. Klayn has over 25 years of experience and received a B.S. in Accounting from Brooklyn College. Mr. Klayn is a Certified Public Accountant.

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

Rachel Presa has served as the Company’s Vice President and Secretary since 2022. Ms. Presa joined Kennedy Lewis in 2021 and is a Managing Director and the Firm’s Fund Counsel. She is the General Counsel and Secretary of Millrose Properties, Inc., (NYSE: MRP) a publicly traded REIT focused on land banking that is managed by a Kennedy Lewis affiliate. Ms. Presa has over a decade of experience representing and advising investment funds, financial institutions, and other clients in legal and compliance matters, including regulatory investigations and enforcement, civil litigation, and bankruptcy and restructuring. Ms. Presa was formerly Senior Counsel at the law firm of Akin Gump Strauss Hauer & Feld. Prior to her legal career, Ms. Presa taught English and writing in public high schools in North Carolina and Maryland.

Ms. Presa was a member of the Junior Advisory Board of Her Justice from 2018 through 2022.

Ms. Presa has a BA from Goucher College and earned her JD at New York University School of Law.

Key Personnel

Doug Gerowski joined Kennedy Lewis in 2019 and is a Managing Director focused on the Firm’s investment activities. Mr. Gerowski is a member of the Advisor’s and Kennedy Lewis Management LP’s Investment Committees. Mr. Gerowski was formerly a Trader at Fir Tree Capital Management (2014 - 2019), a multi-strategy hedge fund, where he was responsible for trade execution, sell-side relationship management and investment idea generation across a full suite of asset classes globally. Mr. Gerowski previously served as an Associate within Fir Tree’s operations group from 2012 to 2014. He started his career as a middle office Associate at HedgeServ, a hedge fund administrator, from 2011 to 2012. Mr. Gerowski graduated from Lafayette College in 2011 with a BA in Economics. He is a CFA charterholder.

Martin Towey joined Kennedy Lewis in 2025 and is a Managing Director and the Firm’s Chief Compliance Officer. Prior to joining Kennedy Lewis, Mr. Towey spent four years at the U.S. Securities and Exchange Commission on the Events and Emerging Risks team in the Division of Examinations. Prior to the SEC, he was Chief Compliance Officer and Partner at Fir Tree Capital Management from 2010 to 2020, overseeing and managing Fir Tree’s multi-jurisdictional compliance program and serving on the Risk, Valuation, and Management Committees. Prior to Fir Tree, Mr. Towey was a Vice President and Senior Compliance Officer at Fortress Investment Group from 2007 to 2010, overseeing private equity, credit, REIT and liquid markets products. Mr. Towey started his career working for the SEC from 2000 to 2007 in the Division of Investment Management’s Office of Compliance Inspections and Examinations. Mr. Towey received a B.S. in Business Administration from Hofstra University in 2000.

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

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and experience to make a significant contribution to the Board, the Company and its shareholders. In considering possible candidates for election as a trustee, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting trustees who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to the Company’s affairs;

•	are able to work with the other members of the Board and contribute to the Company’s success;

•	can represent the long-term interests of shareholders as a whole; and

•	are selected such that the Board represents a range of backgrounds and experience.

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

Investment Committee

The members of the Investment Committee are David Chene, Doug Logigian, Darren Richman and Doug Gerowski. The Investment Committee meets regularly to vet new investment opportunities, and evaluate strategic initiatives and actions taken by the Advisor on our behalf. The day-to-day management of investments approved by the Investment Committees is overseen by the portfolio managers.

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

•
Doug Gerowski is a Managing Director of Kennedy Lewis Investment Management LLC and a Member of the Advisor’s and Kennedy Lewis Management LP’s Investment Committees.

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

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 26, 2025, certain beneficial ownership information with respect to the Company’s Common Shares for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of the Company’s outstanding shares of Common Shares and all officers and trustees, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to our Common Shares. Unless otherwise indicated, the address for each executive officer and trustee is c/o Kennedy Lewis Capital Company, 225 Liberty Street, Suite 4210, New York, NY 10281.

	Type of Ownership	Number	Percentage
Interested Trustees
James Didden	Beneficial/Record	148,118	*
Doug Logigian		—	*
Independent Trustees
Ankur Keswani		—	*
Julian Markby		—	*
Catherine Smith		—	*
Executive Officers Who Are Not Trustees
Gary Klayn		—	*
Greg MacCordy		—	*
Anthony Pasqua		—	*
Rachel Presa		—	*
All Trustees and Executive Officers as a Group (9 persons)		148,118	*

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte & Touche LLP for professional services performed for the Company for the years ended December 31, 2024 and December 31, 2023:

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees(1)	$632,511	$364,531
Audit-Related Fees	—	—
Tax Fees	12,500	39,625
All Other Fees	—	—
	$645,011	$404,156

(1) During the years ended December 31, 2024 and December 31, 2023, Deloitte & Touche LLP billed aggregate non-audit fees of $17,533 and $25,625 related to the Company for services rendered to the Company.

Audit Fees

Audit fees consist of the aggregate fees billed for professional services rendered for the audits of the Company’s financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Advisor and any affiliates thereof that provide services to the Company, if such non-audit services are directly related to the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the years ended December 31, 2024 and December 31, 2023 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a) Documents Filed as Part of this Report

The following documents are filed as part of this annual report:

(1) Financial Statements - Financial statements are included in Item 8. See the Index to the Financial Statements on page 110 of this annual report on Form 10-K.

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

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 19, 2024).
3.2	Bylaws (incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-272926), filed on May 29, 2024).
4.1*	Description of Securities
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit (g) to the Registration Statement on Form N-2 (File No. 333-272926), filed on May 29, 2024).
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-5649), filed on January 12, 2023).
10.3	License Agreement (Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-56494), filed on January 13, 2023, and incorporated herein by reference).
10.4*	Dividend Reinvestment Plan
10.5	Transfer Agency Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-5649), filed on January 12, 2023).
10.6	Custodian Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-5649), filed on January 12, 2023).
10.7	Form of Subscription Agreement (incorporated by reference to Appendix A to the Registration Statement on Form N-2 (File No. 333-272926), filed on June 18, 2024).

10.8	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-5649), filed on January 12, 2023)
10.9	Managing Dealer Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 27, 2024).
10.10	Distribution and Servicing Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 27, 2024).
10.11	Sub-Administration Servicing Agreement (incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-272926), filed on April 18, 2024).
10.12	First Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 15, 2024).
14*	Code of Ethics
19	Insider Trading Policy (incorporated herein by reference to Exhibit 14).
21.1*	Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

**Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2025.

KENNEDY LEWIS CAPITAL COMPANY
/s/ James Didden
By:
Name:	James Didden
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James Didden James Didden	President (Principal Executive Officer)	March 26, 2025

/s/ Anthony Pasqua Anthony Pasqua	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2025

/s/ Gary Klayn Gary Klayn	Controller	March 26, 2025

/s/ Catherine Smith Catherine Smith	Trustee	March 26, 2025

/s/ Ankur Keswani Ankur Keswani	Trustee	March 26, 2025

/s/ Julian Markby Julian Markby	Trustee	March 26, 2025