Form 10-Q
period 2025-03-31
Kennedy Lewis Capital Co
filed 2025-05-14
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common shares of beneficial interest, $0.01 par value per share (“Common Shares”), outstanding as of May 14, 2025 was 27,399,102, 0 and 0 of Class I, Class S and Class D Common Shares, respectively.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $855,362,453 and $751,106,426 at March 31, 2025 and December 31, 2024, respectively)	$857,021,339	$756,523,331
Cash and cash equivalents	2,410,819	13,437,972
Restricted cash and cash equivalents	26,665,208	24,305,322
Interest and fee receivable from non-controlled/non-affiliated investments	5,170,939	5,355,626
Deferred financing costs (net of $1,398,317 and $1,234,121 in accumulated amortization at March 31, 2025 and December 31, 2024, respectively)	4,127,359	4,291,555
Deferred offering costs (net of $2,566,705 and $2,270,968 in accumulated amortization at March 31, 2025 and December 31, 2024, respectively)	221,429	420,856
Receivable for investments sold	11,056,657	14,323,332
Derivative assets at fair value (Note 5)	—	319,195
Due from Advisor	162,124	74,454
Other assets	154,317	56,250
Total assets	$906,990,191	$819,107,893

Liabilities
Secured Credit Facility (Note 6)	357,104,745	342,685,745
Distribution Payable	—	13,468,268
Payable for investments purchased	23,577,746	5,529,326
Interest and credit facility fees payable	3,902,427	3,997,833
Income incentive fee payable	1,677,360	1,434,404
Management fees payable	1,504,232	1,317,398
Deferred financing cost payable	1,500,000	1,500,000
Accrued capital gains incentive fee	661,758	1,049,209
Derivative liabilities at fair value (Note 5)	361,830	—
Due to Advisor and affiliates	235,079	270,203
Offering costs payable	97,879	7,440
Accrued expenses and other liabilities	1,540,128	782,314
Total liabilities	$392,163,184	$372,042,140

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (25,657,726 and 22,106,186 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	256,577	221,062
Additional paid in capital	518,125,060	443,931,292
Distributable earnings (loss)	(3,554,630)	2,913,399
Total net assets	$514,827,007	$447,065,753
Total liabilities and net assets	$906,990,191	$819,107,893

The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value Per Share	March 31, 2025(1) (Unaudited)	December 31, 2024(1)(2)
Class I Shares
Net Assets	$514,827,007	$447,065,753
Common Shares Outstanding	25,657,726	22,106,186
Net Asset value per share	$20.07	$20.22
Class S Shares
Net Assets	$—	$—
Common Shares Outstanding		—
Net Asset value per share	$—	$—
Class D Shares
Net Assets	$—	$—
Common Shares Outstanding		—
Net Asset value per share	$—	$—

(1) There were no Class S or Class D shares outstanding for each of the periods presented.

(2) Common Shares issued and outstanding as of June 23, 2024, were issued pursuant to the Private Offering. As part of the Public Offering effective June 24, 2024, the Common Shares issued pursuant to the Private Offering became Class I shares. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$22,571,039	$12,589,528
Dividend income	448,334	467,467
Fee income	77,879	55,611
Total investment income	23,097,252	13,112,606

Expenses:
Interest and credit facility fees	6,154,280	5,300,574
Management fees	1,504,233	716,752
Income incentive fee	1,677,360	692,650
Capital gain incentive fees	(387,451)	141,129
Professional fees	1,029,670	600,151
Amortization of continuous offering costs	295,737	299,856
Administrative services expense	235,079	266,874
Amortization of deferred financing costs	164,196	171,594
Directors’ fees and expenses	100,000	100,000
Other expenses	191,651	115,605
Total expenses	10,964,755	8,405,185
Expenses waived by the Advisor (Note 3)	(162,124)	(651,775)
Net expenses	10,802,631	7,753,410
Net investment income	12,294,621	5,359,196

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,912,978)	237,857
Derivative instruments (Note 5)	(681,025)	—
Foreign currency and other transactions	156,820	—
Net change in unrealized appreciation (depreciation)	(4,437,183)	237,857
Realized gain (loss):
Non-controlled/non-affiliated investments	1,340,038	1,046,710
Derivative instruments (Note 5)	—	—
Foreign currency and other transactions	(8,201)	—
Net realized gain (loss)	1,331,837	1,046,710
Net realized and unrealized gain (loss)	(3,105,346)	1,284,567
Net increase (decrease) in net assets resulting from operations	$9,189,275	$6,643,763

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31,
	2025(1)	2024(1)(2)
Operations:
Net investment income	$12,294,621	$5,359,196
Net realized gain (loss)	1,331,837	1,046,710
Net change in unrealized appreciation (depreciation)	(4,437,183)	237,857
Net increase (decrease) in net assets resulting from operations	9,189,275	6,643,763

Capital transactions:
Class I
Proceeds from issuance of common shares	54,132,996	7,163,000
Distribution of earnings	(14,099,609)	(6,414,447)
Repurchase of common shares	(14,875)	—
Reinvestments of distributions	18,553,467	7,764,317
Net increase (decrease) from share transactions	58,571,979	8,512,870
Class S
Proceeds from issuance of common shares	—	—
Distribution of earnings	—	—
Repurchase of common shares	—	—
Reinvestments of distributions	—	—
Net increase (decrease) from share transactions	—	—
Class D
Proceeds from issuance of common shares	—	—
Distribution of earnings	—	—
Repurchase of common shares	—	—
Reinvestments of distributions	—	—
Net increase (decrease) from share transactions	—	—
Total increase (decrease) in net assets	67,761,254	15,156,633
Net Assets, beginning of period	447,065,753	221,615,920
Net Assets, end of period	$514,827,007	$236,772,553

(1) There were no Class S or Class D shares outstanding for each of the periods presented.

(2) Common Shares issued and outstanding as of March 31, 2024, were issued pursuant to the Private Offering. As part of the Public Offering effective June 24, 2024, the Common Shares issued pursuant to the Private Offering became Class I shares. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,189,275	$6,643,763
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments	3,912,978	(237,857)
Net change unrealized (appreciation) depreciation on derivative instruments	681,025	—
Net change unrealized (appreciation) depreciation on foreign currency and other transactions	(156,820)	—
Net realized (gain) loss on investments	(1,340,038)	(1,046,710)
Net realized (gain) loss on derivative instruments	—	—
Net realized (gain) loss on foreign currency and other transactions	8,201	—
Payment-in-kind interest capitalized	(1,273,897)	(997,974)
Net accretion of discount and amortization of premium	(2,073,574)	(1,200,240)
Amortization of deferred financing costs	164,196	171,594
Amortization of offering costs	295,737	299,856
Purchases of investments	(175,071,087)	(113,795,687)
Proceeds from sale of investments and principal repayments	75,496,229	64,945,786
Changes in operating assets and liabilities:
Interest receivable	184,687	(336,076)
Deferred offering costs	—	(241,422)
Receivable for investments sold	3,266,675	1,159,083
Due from Advisor	(87,670)	161,150
Other assets	(98,067)	(64,530)
Payable for investments purchased	18,048,420	(4,773,135)
Due to Advisor and affiliates	(35,124)	(42,943)
Management fee payable	186,834	27,098
Income incentive fee payable	242,956	36,138
Accrued capital gains incentive fee	(387,451)	31,878
Interest and credit facility fees payable	(95,406)	692,998
Accrued expenses and other liabilities	757,814	225,139
Net cash provided by (used in) operating activities	(68,184,107)	(48,342,091)

Cash flows from financing activities:
Proceeds from Secured Credit Facility	92,119,000	60,000,000
Repayment of Secured Credit Facility	(77,700,000)	—
Distributions paid in cash	(9,014,410)	(4,689,880)
Deferred offering costs paid	(5,871)	—
Proceeds from issuance of common shares	54,132,996	7,163,000
Redemptions paid in cash	(14,875)	—
Net cash provided by (used in) financing activities	59,516,840	62,473,120
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,667,267)	14,131,029
Cash, cash equivalents and restricted cash, beginning of period	37,743,294	73,025,293
Cash, cash equivalents and restricted cash, end of period	$29,076,027	$87,156,322

Supplemental information and non-cash activities:
Cash paid for interest	6,249,686	4,607,576
Reinvestment of distributions	18,553,467	7,764,317
Accrued but unpaid deferred offering cost	97,879	—

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				14,792,309	$14,792,309	$16,391,856	3.18
Total Commercial Services & Supplies						$14,792,309	$16,391,856	3.18%

Household Durables
United Homes Group, Inc. (12)	12/6/2024				217,178	$1,085,890	$608,098	0.12
Total Household Durables						$1,085,890	$608,098	0.12%

Total Investments—non-controlled/non-affiliated(4) Equity Investments						$15,878,199	$16,999,954	3.30%
Total Equity Investments						$15,878,199	$16,999,954	3.30%

First and Second Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	1/11/2024	8.00%/7.00% PIK	15.00%	1/11/2028	21,625,100	21,174,880	20,781,722	4.04
HDI Aerospace Intermediate Holding III Corporation (5)(7)(12)	3/4/2025	S+4.50%	8.82%	2/11/2032	2,000,000	1,993,750	1,985,000	0.39
Karman Holdings LLC (5)(7)(8)(12)	2/27/2025	S+3.50%	7.79%	4/1/2032	2,666,667	2,653,333	2,660,000	0.52
Total Aerospace & Defense						$25,821,963	$25,426,722	4.95%

Air Freight & Logistics
Inmar, Inc.	7/14/2023	S+5.00%	9.32%	10/30/2031	1,953,178	1,943,802	1,949,526	0.38
LaserShip, Inc. (12)	4/13/2023	S+6.25%	10.55%	1/2/2029	205,343	203,425	202,776	0.04
LaserShip, Inc. (12)	4/13/2023	S+1.50%/4.00%PIK	10.07%	8/10/2029	415,826	387,454	238,060	0.05
LaserShip, Inc. (12)	4/13/2023	S+1.50%/4.00%PIK	10.07%	8/10/2029	415,826	387,454	96,679	0.02
Total Air Freight & Logistics						$2,922,135	$2,487,041	0.49%

Automobile Components
First Brands Group, LLC (12)	2/3/2023	S+5.00%	9.55%	3/30/2027	1,488,372	1,465,099	1,378,605	0.27
First Brands Group, LLC (12)	2/3/2023	S+5.00%	9.55%	3/30/2027	1,966,682	1,926,799	1,821,639	0.35
Form Technologies LLC (12)	3/11/2025	S+5.75%	10.04%	7/19/2030	1,500,000	1,493,432	1,462,500	0.28
Jump Auto Holdings LLC (5)(12)	9/27/2024	S+6.75%	11.05%	9/30/2029	35,680,213	35,002,216	34,732,904	6.75
Power Stop, LLC (12)	6/7/2024	S+4.75%	9.17%	1/26/2029	3,968,947	3,845,907	3,658,893	0.71
Total Automobile Components						$43,733,453	$43,054,541	8.36%

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Square German BidCo GmbH (5)(8)(10)(12)	6/25/2024	E+7.25%	9.61%	6/27/2029	17,841,445	17,408,736	17,551,521	3.41
Total Automobiles						$17,408,736	$17,551,521	3.41%

Building Products
Globe Electric Company Inc (5)(8)(9)(12)(14)	7/25/2024	S+6.50%	10.82%	7/25/2029	43,222,543	42,837,751	43,209,576	8.39
Oscar AcquisitionCo, LLC (12)	2/1/2023	S+4.25%	8.55%	4/29/2029	992,366	986,793	925,739	0.18
PHRG Intermediate LLC (12)	2/14/2025	S+4.00%	8.32%	2/20/2032	8,125,000	8,044,620	7,911,719	1.54
Trulite Holding Corp (5)(12)	2/22/2024	S+6.00%	10.31%	3/1/2030	1,950,000	1,916,288	1,925,625	0.37
Wyndham Home Products LLC (5)(12)	10/11/2024	S+6.25%	10.57%	10/11/2029	35,962,003	35,295,168	34,983,836	6.80
Total Building Products						$89,080,620	$88,956,495	17.28%

Chemicals
Ineos US Finance LLC (7)(8)(12)(13)	3/12/2025	S+3.00%	7.32%	2/7/2031	1,496,241	1,442,270	1,425,917	0.28
M2S Group Intermediate Holdings, Inc. (12)	9/10/2024	S+4.75%	9.05%	8/25/2031	1,954,023	1,889,050	1,870,977	0.36
Rohm Holding GmbH (7)(12)	8/13/2024	S+5.50%/.25% PIK	9.99%	1/31/2029	2,988,730	2,891,272	2,854,237	0.55
Total Chemicals						$6,222,592	$6,151,131	1.19%

Commercial Services & Supplies
Brand Industrial Services Inc (12)	4/20/2023	S+4.50%	8.79%	8/1/2030	1,642,581	1,610,200	1,550,416	0.30
Eagle Parent Corp. (12)	4/12/2023	S+4.25%	8.55%	4/2/2029	2,402,741	2,382,238	2,280,033	0.44
J-O Building Company LLC (5)(12)	6/28/2023	S+6.75%	11.05%	5/25/2028	12,445,857	12,313,953	12,508,086	2.43
Kelso Industries LLC (12)	12/26/2024	S+5.75%	10.07%	12/30/2029	1,149,928	1,129,462	1,135,554	0.22
Kelso Industries LLC (6)(12)	12/26/2024	S+5.75%	0.00%	12/30/2029	287,284	(1,669)	(3,591)	0.00
Secretariat Advisors LLC (5)(12)	2/24/2025	S+4.00%	8.31%	2/28/2032	2,231,183	2,220,157	2,220,027	0.43
Secretariat Advisors LLC (5)(6)(12)	2/24/2025	S+4.00%	—	2/28/2032	268,817	—	(1,344)	0.00
Sedgwick Claims Management Services, Inc. (7)(12)	3/13/2025	S+3.00%	7.31%	7/31/2031	2,000,000	1,992,500	1,992,500	0.39
Service Logic Acquisition, Inc. (5)(12)	9/12/2024	S+3.00%	7.32%	10/29/2027	595,508	595,508	593,274	0.12
Skopima Consilio Parent LLC (12)	8/7/2024	S+3.75%	8.07%	5/12/2028	1,989,871	1,989,871	1,973,395	0.38
The Action Environmental Group, Inc. (5)(12)	10/5/2023	S+3.75%	8.05%	10/24/2030	1,554,518	1,542,037	1,552,575	0.30
Total Commercial Services & Supplies						$25,774,257	$25,800,925	5.01%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Construction & Engineering
BP Loenbro Holdings Inc (5)(6)	2/1/2024	S+5.75%	—	2/1/2029	1,834,862	(10,560)	9,174	0.00
BP Loenbro Holdings Inc (5)(6)	2/1/2024	S+5.75%	10.42%	2/1/2029	2,752,294	516,398	564,220	0.11
BP Loenbro Holdings Inc (5)(12)	2/1/2024	S+5.75%	10.39%	2/1/2029	15,922,018	15,727,171	16,001,628	3.11
BP Loenbro Holdings Inc (5)(12)	2/1/2024	S+5.75%	10.41%	2/1/2029	3,646,789	3,594,780	3,665,023	0.71
Brock Holdings III, Inc. (12)	4/26/2024	S+6.00%	10.30%	5/2/2030	2,653,333	2,606,298	2,635,636	0.51
Brown & Settle, Inc (5)(12)	4/15/2024	S+8.44%	12.77%	4/12/2029	16,635,102	16,387,168	16,747,389	3.25
MEI Buyer LLC (5)(6)	6/12/2023	S+5.00%	—	6/29/2029	1,619,801	—	(38,470)	(0.01)
MEI Buyer LLC (5)(6)	6/12/2023	S+5.00%	—	6/29/2029	2,650,602	(56,142)	(63,880)	(0.01)
MEI Buyer LLC (5)	6/12/2023	S+5.00%	9.32%	6/29/2029	2,397,590	2,370,823	2,340,648	0.45
MEI Buyer LLC (5)(12)	6/12/2023	S+5.00%	9.32%	6/29/2029	14,993,362	14,643,980	14,629,773	2.84
Total Construction & Engineering						$55,779,916	$56,491,141	10.96%

Containers & Packaging
Tank Holding Corp. (12)	5/11/2023	S+5.75%	10.17%	3/31/2028	982,323	961,583	944,258	0.18
Tank Holding Corp. (12)	5/11/2023	S+6.00%	10.42%	3/31/2028	3,744,095	3,676,454	3,588,079	0.70
Tank Holding Corp. (12)	5/11/2023	S+6.00%	10.42%	3/31/2028	1,622,882	1,597,349	1,555,257	0.30
Total Containers & Packaging						$6,235,386	$6,087,594	1.18%

Distributors
American Auto Auction Group, LLC (12)	4/28/2023	S+4.50%	8.80%	12/30/2027	1,954,773	1,884,701	1,949,886	0.38
Total Distributors						$1,884,701	$1,949,886	0.38%

Diversified Consumer Services
AMCP Clean Acquisition Company, LLC (12)	12/1/2023	S+4.75%	9.05%	6/15/2028	1,982,481	1,975,033	1,981,252	0.38
Total Diversified Consumer Services						$1,975,033	$1,981,252	0.38%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Electric Utilities
Carroll County Energy LLC (12)	6/24/2024	S+3.25%	7.55%	6/27/2031	2,311,407	2,290,169	2,305,051	0.45
Cogentrix Finance Holdco I, LLC (12)	2/13/2025	S+2.75%	7.07%	2/26/2032	2,500,000	2,493,822	2,488,750	0.48
Compass Power Generation, L.L.C. (12)	9/19/2024	S+3.75%	8.07%	4/14/2029	632,270	629,388	632,074	0.12
CPV Fairview, LLC (12)	8/8/2024	S+3.00%	7.32%	8/14/2031	1,899,545	1,890,685	1,895,385	0.37
CPV Shore Holdings, LLC (12)	1/24/2025	S+3.75%	8.05%	2/4/2032	6,000,000	5,941,012	5,947,500	1.16
Cricket Valley Energy Center (5)	10/10/2023	S+3.90%	8.20%	6/30/2025	18,102,637	17,821,628	16,400,989	3.19
Lackawanna Energy Center LLC (5)(12)	7/20/2023	S+4.25%	8.57%	8/6/2029	2,256,069	2,221,367	2,253,249	0.44
Lackawanna Energy Center LLC (5)(12)	7/20/2023	S+4.25%	8.57%	8/6/2029	495,803	488,149	495,183	0.10
Oregon Clean Energy, LLC (12)	6/26/2024	S+3.50%	7.80%	7/12/2030	3,168,944	3,154,260	3,173,571	0.62
Potomac Energy Center, LLC (5)(7)(12)	6/6/2023	S+3.00%	7.30%	3/14/2032	6,000,000	5,970,000	5,970,000	1.16
South Field Energy LLC (12)	8/15/2024	S+3.25%	7.55%	8/29/2031	1,949,211	1,941,797	1,944,942	0.38
South Field Energy LLC (12)	8/15/2024	S+3.25%	7.55%	8/29/2031	124,603	124,137	124,330	0.02
West Deptford Energy Holdings, LLC (7)	1/27/2025	S+4.00%	8.17%	3/14/2032	6,189,383	5,864,914	5,756,126	1.12
Total Electric Utilities						$50,831,328	$49,387,150	9.61%

Electrical Equipment
Voltagrid LLC (5)	3/1/2024	S+6.50%	10.90%	8/28/2025	3,453,750	3,345,577	3,420,939	0.66
Voltagrid LLC (5)(12)	3/1/2024	S+6.50%	10.90%	2/28/2029	34,105,781	32,969,136	33,781,776	6.56
Voltagrid LLC (5)(12)	3/1/2024	S+6.25%	10.65%	2/28/2029	34,400,305	33,712,299	33,803,460	6.57
Total Electrical Equipment						$70,027,012	$71,006,175	13.79%

Food Products
Alltech Inc (7)(12)	3/10/2025	S+4.25%	9.07%	8/13/2030	1,750,000	1,741,250	1,729,875	0.34
Total Food Products						$1,741,250	$1,729,875	0.34%

Gas Utilities
Long Ridge Energy LLC (5)(12)	2/7/2025	S+4.50%	8.82%	2/19/2032	4,000,000	3,960,687	3,840,000	0.75
Total Gas Utilities						$3,960,687	$3,840,000	0.75%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Ground Transportation
Odyssey Logistics & Technology Corporation (12)	7/20/2023	S+4.50%	8.72%	10/12/2027	985,000	981,826	979,090	0.19
Total Ground Transportation						$981,826	$979,090	0.19%

Health Care Providers & Services
ADMI Corp. (aka Aspen Dental) (12)	3/6/2024	S+5.75%	10.07%	12/23/2027	1,975,000	1,975,000	1,979,325	0.38
Charlotte Buyer, Inc. (12)	2/1/2023	S+4.25%	8.57%	2/11/2028	3,429,150	3,384,970	3,405,283	0.66
Crisis Prevention Institute Inc (12)	12/12/2024	S+4.00%	8.30%	4/9/2031	1,579,375	1,572,281	1,578,064	0.31
HAH Group Holdings Company LLC (12)	2/7/2023	S+5.00%	9.32%	9/24/2031	2,633,400	2,595,883	2,494,725	0.48
Heartland Dental, LLC (12)	4/12/2023	S+4.50%	8.82%	4/28/2028	4,014,790	3,947,862	4,005,195	0.78
LSCS Holdings, Inc. (12)	9/11/2024	S+4.50%	8.80%	3/4/2032	3,479,516	3,469,674	3,468,660	0.67
Team Services Group (12)	4/4/2023	S+5.25%	9.54%	12/20/2027	1,466,894	1,457,154	1,421,670	0.28
U.S. Anesthesia Partners, Inc. (12)	8/9/2024	S+4.25%	8.69%	10/1/2028	3,478,136	3,395,740	3,407,773	0.66
Total Health Care Providers & Services						$21,798,564	$21,760,695	4.22%

Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(12)	12/19/2024	S+5.25%	9.57%	12/31/2029	23,137,077	22,860,870	22,859,432	4.44
CC Interholdings LLC (5)(6)(12)	12/19/2024	S+5.25%	0.00%	12/31/2029	10,084,811	(59,498)	(121,018)	(0.02)
Ranger Holdco Spe LLC (5)	6/13/2023	15.00% PIK	15.00%	8/8/2028	21,445,340	20,805,036	23,107,353	4.49
Total Hotels, Restaurants & Leisure						$43,606,408	$45,845,767	8.91%

Household Durables
Great Southern Homes, Inc. (5)(12)	12/11/2024	S+7.25%	11.57%	12/11/2030	54,294,466	53,247,627	53,208,576	10.34
Total Household Durables						$53,247,627	$53,208,576	10.34%

Household Products
American Greetings Corporation (7)(12)	2/2/2023	S+5.75%	10.07%	10/30/2029	483,836	487,192	484,238	0.09
Staples, Inc. (12)	2/1/2023	S+5.75%	10.04%	9/4/2029	1,982,519	1,912,842	1,756,512	0.34
Total Household Products						$2,400,034	$2,240,750	0.43%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Independent Power and Renewable Electricity Producers
EFS Cogen Holdings I LLC (12)	9/27/2024	S+3.50%	7.80%	10/3/2031	2,072,917	2,063,066	2,068,066	0.40
OSAKA Gas Michigan Power, LLC (5)(12)	6/6/2024	S+6.50%	10.80%	10/31/2030	19,211,716	18,432,671	18,481,670	3.59
Total Independent Power and Renewable Electricity Producers						$20,495,737	$20,549,736	3.99%

Insurance
RSC Acquisition, Inc. (5)(12)	10/18/2023	S+4.75%	9.05%	11/1/2029	1,977,991	1,949,417	1,968,101	0.38
Total Insurance						$1,949,417	$1,968,101	0.38%

IT Services
Best Practices Associates, L.L.C. (5)(6)	11/8/2024	S+6.75%	0.00%	11/8/2029	2,589,371	(83,481)	(90,628)	(0.02)
Best Practices Associates, L.L.C. (5)(12)	11/8/2024	S+6.75%	11.06%	11/8/2029	34,610,823	33,472,171	33,399,445	6.49
Neptune Bidco US Inc. (12)	2/1/2023	S+5.00%	9.39%	4/11/2029	2,719,908	2,552,705	2,336,564	0.45
Nielsen Consumer Inc. (12)	6/18/2024	S+3.50%	7.82%	3/6/2028	4,987,500	4,978,261	4,965,056	0.96
Physician Partners LLC	4/4/2023	S+4.00%	8.45%	12/31/2029	705,971	677,958	357,694	0.07
Physician Partners LLC	4/4/2023	S+5.50%	9.95%	12/31/2030	158,464	152,150	28,524	0.01
Physician Partners LLC (12)	4/4/2023	S+6.00%	10.30%	12/31/2029	150,594	150,594	138,045	0.03
Total IT Services						$41,900,358	$41,134,700	7.99%

Machinery
Arcline FM Holdings, LLC (7)(12)	2/1/2023	S+4.50%	8.80%	6/23/2028	4,559,150	4,457,224	4,529,515	0.88
Bettcher Industries, Inc. (12)	5/22/2024	S+4.00%	8.30%	12/14/2028	989,796	989,796	974,127	0.19
DS Parent Inc (12)	12/15/2023	S+5.50%	9.80%	1/31/2031	1,985,000	1,898,354	1,836,125	0.36
Dune Acquisition, Inc. (5)(12)	8/20/2024	S+6.25%	10.57%	11/20/2030	32,937,939	32,308,224	32,649,733	6.34
Gloves Buyer, Inc. (7)(12)	3/20/2025	S+4.00%	8.30%	1/17/2032	1,000,000	965,000	960,000	0.19
LSF12 Badger Bidco LLC (5)(12)	7/25/2023	S+6.00%	10.32%	8/30/2030	1,472,563	1,444,761	1,428,386	0.28
LTI Holdings, Inc. (12)	8/7/2024	S+4.25%	8.57%	7/29/2029	2,985,000	2,950,738	2,973,179	0.58
Total Machinery						$45,014,097	$45,351,065	8.82%

Metals & Mining
Arsenal AIC Parent LLC (12)	7/27/2023	S+2.75%	7.07%	8/18/2030	2,955,243	2,930,855	2,929,385	0.57
Total Metals & Mining						$2,930,855	$2,929,385	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Oil, Gas & Consumable Fuels
Drubit LLC (5)(12)	2/20/2025	S+5.50%	9.82%	1/31/2031	70,521,523	69,130,758	69,111,094	13.42
Limetree Bay Terminals, LLC (5)	2/13/2024	S+4.50%/1% PIK	9.82%	12/11/2026	23,333,147	22,697,423	22,750,985	4.42
Limetree Bay Terminals, LLC (5)	2/13/2024	S+6.50%/2% PIK	12.82%	2/12/2029	10,378,372	10,167,256	10,245,010	1.99
Total Oil, Gas & Consumable Fuels						$101,995,437	$102,107,089	19.83%

Personal Care Products
KDC/One Development Corporation, Inc. (8)(9)(12)	8/3/2023	S+4.00%	8.32%	8/15/2028	3,990,000	3,902,235	3,985,013	0.77
PLZ Corp. (12)	8/16/2024	S+3.50%	7.94%	8/3/2026	1,488,220	1,429,257	1,396,263	0.27
Total Personal Care Products						$5,331,492	$5,381,276	1.04%

Professional Services
CommerceHub, Inc. (12)	2/21/2025	S+4.00%	8.46%	12/29/2027	1,994,792	1,951,068	1,923,318	0.37
Teneo Holdings LLC (12)	3/8/2024	S+4.75%	9.07%	3/13/2031	1,565,154	1,552,752	1,565,154	0.30
Total Professional Services						$3,503,820	$3,488,472	0.67%

Software
DS Admiral Bidco, LLC (12)	6/17/2024	S+4.25%	8.55%	6/26/2031	3,979,855	3,943,257	3,815,686	0.74
DTI Holdco, Inc. (12)	2/1/2023	S+4.00%	8.32%	4/26/2029	1,469,925	1,429,843	1,455,593	0.28
Total Software						$5,373,100	$5,271,279	1.02%

Specialty Retail
Array Midco, Corp. (5)(6)(8)(9)	12/31/2024	S+6.50%	—	12/31/2029	12,785,196	(121,466)	(255,704)	(0.05)
Array Midco, Corp. (5)(8)(9)(12)	12/31/2024	S+6.50%	10.80%	12/31/2029	42,510,777	41,693,389	41,660,562	8.09
Spencer Spirit IH LLC (12)	6/25/2024	S+5.50%	9.06%	7/15/2031	1,990,000	1,986,696	2,002,079	0.39
Total Specialty Retail						$43,558,619	$43,406,937	8.43%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Xplor T1 LLC (5)(12)	6/27/2024	S+3.50%	7.80%	6/24/2031	1,791,000	1,782,791	1,788,761	0.35
Total Technology Hardware, Storage & Peripherals						$1,782,791	$1,788,761	0.35%

Textiles, Apparel & Luxury Goods
IBG Borrower LLC (5)(12)	11/20/2023	S+5.00%	9.45%	8/22/2029	9,625,000	9,545,928	9,685,156	1.88
Total Textiles, Apparel & Luxury Goods						$9,545,928	$9,685,156	1.88%

Trading Companies & Distributors
Lincoln Metal Shop, Inc. (5)(12)	5/31/2023	S+6.00%	10.43%	6/7/2027	21,666,753	21,407,315	21,558,419	4.19
Lincoln Metal Shop, Inc. (5)(12)	5/31/2023	S+6.00%	10.43%	6/7/2027	5,572,331	5,464,679	5,544,470	1.08
RelaDyne Inc. (12)	4/3/2023	S+4.00%	8.32%	12/23/2030	3,929,998	3,797,081	3,920,212	0.76
Total Trading Companies & Distributors						$30,669,075	$31,023,101	6.03%

Total First and Second Lien Debt						$839,484,254	$840,021,385	163.17%

Total Investments—non-controlled/non- affiliated						$855,362,453	$857,021,339	166.47%

Total Investments Portfolio						$855,362,453	$857,021,339	166.47%

Cash Equivalents
State Street Institutional Money Market Fund (11)						16,596,346	16,596,346	3.22
Total Cash Equivalents						$16,596,346	$16,596,346	3.22%
Total Portfolio Investments and Cash Equivalents						$871,958,799	$873,617,685	169.69%
Liabilities in excess of Other Assets							$(358,790,678)	(69.69)%
Net Assets							$514,827,007	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2025

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of March 31, 2025, rates for the 6 month, 3 month and 1 month E are 2.34%, 2.34%, and 2.35%, respectively. As of March 31, 2025, 6 month, 3 month and 1 month S are 4.19%, 4.29% and 4.32%, respectively.
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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details
(7)
Position or portion thereof is unsettled as of March 31, 2025.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets totaled 12.15% of the Company’s total assets.
(9)
The issuer of this investment is domiciled in Canada.
(10)
The issuer of this investment is domiciled in Germany.
(11)
The annualized seven-day yield as of March 31, 2025 is 4.04%.
(12)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.
(13)
The issuer of this investment is domiciled in United Kingdom.
(14)
The industry classification for the issuer was changed from Household Durable to Building Products as of March 31, 2025. This change was applied retrospectively to the December 31, 2024 Consolidated Schedule of Investments.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2025

(Unaudited)

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	17,224,192	EUR	16,211,004	5/27/2025	$(361,830)

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				14,792,309	$14,792,309	$16,227,571	3.63
Total Commercial Services & Supplies						$14,792,309	$16,227,571	3.63%

Household Durables
United Homes Group, Inc. (12)	12/6/2024				217,178	$1,085,890	$918,663	0.21
Total Household Durables						$1,085,890	$918,663	0.21%

Total Investments—non-controlled/non-affiliated(4) Equity Investments						$15,878,199	$17,146,234	3.84
Total Equity Investments						$15,878,199	$17,146,234	3.84%

First and Second Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	1/11/2024	8.00%/7.00% PIK	15.00%	1/11/2028	21,253,169	20,770,496	20,341,408	4.55
Total Aerospace & Defense						$20,770,496	$20,341,408	4.55%

Air Freight & Logistics
Inmar, Inc.	7/14/2023	S+5.00%	9.36%	10/30/2031	1,958,086	1,948,435	1,961,140	0.44
LaserShip, Inc. (12)	4/13/2023	S+4.50%	9.28%	8/10/2029	410,578	380,880	136,177	0.03
LaserShip, Inc. (12)	4/13/2023	S+4.50%	9.28%	8/10/2029	410,578	380,880	309,987	0.07
LaserShip, Inc. (12)	4/13/2023	S+6.25%	11.03%	1/2/2029	205,343	203,322	213,429	0.05
Total Air Freight & Logistics						$2,913,517	$2,620,733	0.59%

Automobile Components
First Brands Group, LLC (12)	2/3/2023	S+5.00%	9.85%	3/30/2027	1,492,248	1,466,371	1,397,744	0.31
First Brands Group, LLC (12)	2/3/2023	S+5.00%	9.85%	3/30/2027	1,971,336	1,927,043	1,841,977	0.41
Jump Auto Holdings LLC (5)(12)	9/27/2024	S+6.75%	11.08%	9/30/2029	35,906,037	35,195,713	34,922,212	7.81
Power Stop, LLC (12)	6/7/2024	S+4.75%	9.36%	1/26/2029	2,979,311	2,917,546	2,824,387	0.63
Total Automobile Components						$41,506,673	$40,986,320	9.16%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Holley Inc. (12)	5/17/2023	S+3.75%	8.22%	11/17/2028	1,491,265	1,482,495	1,458,338	0.33
IXS Holdings, Inc. (12)	6/6/2024	S+4.25%	8.68%	3/5/2027	2,054,179	2,012,033	1,976,675	0.44
Square German BidCo GmbH (5)(8)(10)(12)	6/25/2024	E+7.50%	10.22%	6/27/2029	17,091,520	17,396,560	16,813,783	3.76
Total Automobiles						$20,891,088	$20,248,796	4.53%

Building Products
Globe Electric Company Inc (5)(8)(9)(12)(13)	7/25/2024	S+6.50%	11.25%	7/25/2029	43,331,142	42,926,799	43,021,324	9.63
Oscar AcquisitionCo, LLC (12)	2/1/2023	S+4.25%	8.50%	4/29/2029	994,911	989,043	982,922	0.22
Recess Holdings, Inc. (12)	8/17/2023	S+4.50%	9.09%	2/20/2030	2,977,500	2,937,803	3,002,630	0.67
Trulite Holding Corp (5)(12)	2/22/2024	S+6.00%	10.59%	3/1/2030	1,962,500	1,927,324	1,952,688	0.44
Wyndham Home Products LLC (5)(12)	10/11/2024	S+6.25%	10.61%	10/11/2029	36,052,332	35,356,332	35,363,734	7.91
Total Building Products						$84,137,301	$84,323,298	18.87%

Chemicals
M2S Group Intermediate Holdings, Inc. (12)	9/10/2024	S+4.75%	9.09%	8/25/2031	1,954,023	1,887,298	1,881,978	0.42
Rohm Holding GmbH (12)	8/13/2024	S+5.50%/.25% PIK	10.59%	1/31/2029	994,943	943,610	947,683	0.21
Total Chemicals						$2,830,908	$2,829,661	0.63%

Commercial Services & Supplies
Brand Industrial Services Inc (12)	4/20/2023	S+4.50%	9.07%	8/1/2030	1,646,729	1,613,123	1,597,805	0.36
Eagle Parent Corp. (12)	4/12/2023	S+4.25%	8.58%	4/2/2029	2,408,934	2,387,351	2,358,876	0.53
J-O Building Company LLC (5)(12)	6/28/2023	S+6.75%	11.08%	5/25/2028	12,539,646	12,398,206	12,618,019	2.82
Kelso Industries LLC (5)(6)(7)(12)	12/26/2024	S+5.75%	—	12/30/2029	401,235	(8,025)	(6,019)	0.00
Kelso Industries LLC (5)(7)(12)	12/26/2024	S+5.75%	10.09%	12/30/2029	1,043,210	1,022,346	1,027,562	0.23
Service Logic Acquisition, Inc. (12)	9/12/2024	S+3.50%	8.09%	10/29/2027	597,000	597,000	600,361	0.13
Skopima Consilio Parent LLC (12)	8/7/2024	S+3.75%	8.12%	5/12/2028	1,994,859	1,994,859	1,999,846	0.45
The Action Environmental Group, Inc. (5)(12)	10/5/2023	S+3.75%	8.08%	10/24/2030	1,299,244	1,286,322	1,312,236	0.29
The Action Environmental Group, Inc. (5)(6)(12)	10/5/2023	S+3.75%	—	10/24/2030	259,200	—	2,592	0.00
Total Commercial Services & Supplies						$21,291,182	$21,511,278	4.81%

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

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
ADMI Corp. (aka Aspen Dental) (12)	3/6/2024	S+5.75%	10.11%	12/23/2027	1,980,000	1,980,000	1,983,960	0.44
ADMI Corp. (aka Aspen Dental) (12)	3/6/2024	S+3.75%	8.22%	12/23/2027	994,859	976,522	976,205	0.22
Charlotte Buyer, Inc. (12)	2/1/2023	S+4.75%	9.20%	2/11/2028	3,437,744	3,390,166	3,455,793	0.77
Crisis Prevention Institute Inc (12)	12/12/2024	S+4.00%	8.43%	4/9/2031	1,583,333	1,575,998	1,585,313	0.35
HAH Group Holdings Company LLC (12)	2/7/2023	S+5.00%	9.36%	9/24/2031	2,640,000	2,601,379	2,636,700	0.59
Heartland Dental, LLC (12)	4/12/2023	S+4.50%	8.86%	4/28/2028	4,024,929	3,953,558	4,027,867	0.90
Imagefirst Holdings, LLC (5)(12)	4/27/2023	S+4.25%	8.58%	4/27/2028	3,945,158	3,874,401	3,945,158	0.88
LSCS Holdings, Inc. (12)	9/11/2024	S+4.61%	8.97%	12/16/2028	1,492,308	1,492,308	1,499,769	0.34
Team Services Group (12)	4/4/2023	S+5.00%	9.47%	12/20/2027	1,470,714	1,460,164	1,473,171	0.33
Team Services Group, LLC (12)	4/4/2023	S+5.25%	9.61%	12/20/2027	500,000	491,198	500,835	0.11
U.S. Anesthesia Partners, Inc. (12)	8/9/2024	S+4.25%	8.92%	10/1/2028	2,487,147	2,419,291	2,471,602	0.55
Total Health Care Providers & Services						$24,214,985	$24,556,373	5.48%

Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(12)	12/19/2024	S+5.25%	9.62%	12/31/2029	23,195,064	22,906,746	22,906,746	5.12
CC Interholdings LLC (5)(6)(12)	12/19/2024	S+5.25%	—	12/31/2029	10,084,811	(62,584)	(62,584)	(0.01)
Ranger Holdco Spe LLC (5)	6/13/2023	15.00% PIK	15.00%	8/8/2028	20,670,207	19,888,560	22,234,941	4.97
Total Hotels, Restaurants & Leisure						$42,732,722	$45,079,103	10.08%

Household Durables
Great Southern Homes, Inc. (5)(12)	12/11/2024	S+7.25%	11.70%	12/11/2030	54,294,466	53,215,964	53,208,576	11.90
Total Household Durables						$53,215,964	$53,208,576	11.90%

Household Products
American Greetings Corporation (12)	2/2/2023	S+5.75%	10.11%	10/30/2029	486,918	490,436	489,265	0.11
Journey Personal Care Corp. (12)	4/28/2023	S+3.75%	8.11%	3/1/2028	2,720,318	2,720,318	2,717,761	0.61
Staples, Inc. (12)	2/1/2023	S+5.75%	10.18%	9/4/2029	1,987,500	1,914,730	1,895,896	0.42
Total Household Products						$5,125,484	$5,102,922	1.14%

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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details
(7)
Position or portion thereof is unsettled as of December 31, 2024.
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
(13)
The industry classification for the issuer was changed from Household Durable to Building Products as of March 31, 2025. This change was applied retrospectively to the December 31, 2024 Consolidated Schedule of Investments.

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

Notes to the Consolidated Financial Statements

Note 1. Organization

Organization

Kennedy Lewis Capital Company, (the “Company”), is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a business development company (a “BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company commenced operations on February 1, 2023 as a privately offered BDC. On June 18, 2024, the Securities and Exchange Commission (“SEC”) issued the Company an exemptive order that permits the Company to offer multiple classes of its Common Shares, (the "Multi-Class Order"). On June 24, 2024, the Company received a notice of effectiveness from the SEC related to the Company’s registration statement on Form N-2 (the “Form N-2 Registration Statement”). Pursuant to the Form N-2 Registration Statement and the Multi-Class Order, the Company is publicly offering on a continuous basis up to $2,000,000,000 of its Class S shares, Class D shares, and Class I shares pursuant to the terms set forth in the subscription agreements the Company enters into with investors.

The Company is externally managed by Kennedy Lewis Capital Holdings LLC (the “Advisor”), a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) pursuant to an investment advisory agreement between the Company and the Advisor (as amended, the “Advisory Agreement”). Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with Kennedy Lewis Capital Holdings LLC and its affiliates, “Kennedy Lewis”) is registered with the SEC as an investment adviser under the Advisers Act. The Advisor has entered into a resource sharing agreement (“Resource Sharing Agreement”) with Kennedy Lewis Management, pursuant to which Kennedy Lewis Management makes certain personnel and resources available to the Advisor to provide certain investment advisory services to the Company. Kennedy Lewis Management serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”).

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months or less that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash equivalents are carried at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, we had $25,405,208 and $23,525,322, respectively, of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the consolidated statements of assets and liabilities. This is further discussed in Note 6. As of March 31, 2025 and December 31, 2024, we had $1,260,000 and $780,000, respectively, of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

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

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis. Interest income includes the accretion of discounts and amortization of premiums. The amortized cost of debt investments represents the original cost, including fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Valuation of Portfolio Investments

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the Company’s “Valuation Designee”. The Advisor has established a Valuation Committee that is responsible for determining in good faith the fair value of the Company’s investments in instances where there is no readily available market quotation. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company values these portfolio investments at fair value as determined in good faith by the Valuation Designee. Investments for which market quotations are readily available may be priced by independent pricing services. The Company has retained external, independent valuation firms to provide data and valuation analyses on the Company’s portfolio companies.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. As of March 31, 2025, the total amount owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement is included in Due from Advisor in the Statement of Assets and Liabilities.

Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. Rather, any tax liability related to income earned and distributed would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the three months ended March 31, 2025, and March 31, 2024 the management fee was $1,504,233 and $716,752, respectively.

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

For the three months ended March 31, 2025, and March 31, 2024, income-based incentive fees were $1,677,360 and $692,650, respectively.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Advisory Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three months ended March 31, 2025, and March 31, 2024, the Company accrued capital gains incentive fees of $(387,451) and $141,129, respectively, of which none was currently payable on such dates under the Advisory Agreement.

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

For the three months ended March 31, 2025, and March 31, 2024, the Company incurred $235,079 and $266,874, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, there was $235,079 and $270,203, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

Managing Dealer Agreement

On November 25, 2024, the Company entered into a managing dealer agreement with Sanctuary Securities, Inc. (the “Managing Dealer Agreement” and the "Managing Dealer").

Pursuant to the Managing Dealer Agreement, the Managing Dealer, among other things, manages the Company’s relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s common shares of beneficial interest (“participating brokers”) and financial advisors. The Managing Dealer also coordinates the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. As set forth in and pursuant to the Managing Dealer Agreement, the Company will pay the Managing Dealer a retainer, commission and shareholder servicing and/or distribution fees for its services. Furthermore, the Company will pay the Managing Dealer shareholder servicing and/or distribution fees with respect to Class S and Class D shares. The Managing Dealer Agreement may be terminated by the Company or the Managing Dealer (i) on 30 days’ written notice or (ii) immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision thereof. The Managing Dealer Agreement also may be terminated at any time without the payment of any penalty, (x) by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or (y) by a majority vote of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Company’s investment adviser.

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

Distribution and Servicing Plan

On October 10, 2024, the Company adopted an amended and restated distribution and servicing plan (the “Distribution and Servicing Plan”) to reflect the appointment of the Managing Dealer as the Company’s managing dealer. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D and Class I Common Shares on an annualized basis as a percentage of the Company’s net asset value for such class.

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

For the three months ended March 31, 2025, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares. As of December 31, 2024, there were no amounts payable for distribution and shareholder servicing fees for Class S shares and Class D shares.

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

For the three months ended March 31, 2025, and March 31, 2024, the Advisor provided $162,124 and $651,775 of expense support, respectively.

The Company did not have any obligation to make a Reimbursement Payment as of March 31, 2025 or December 31, 2024 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $4,222,394.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$765,431,591	$763,705,455	89.12%	$662,123,702	$663,933,579	87.76%
Second lien debt	74,052,663	76,315,930	8.90%	73,104,525	75,443,518	9.97%
Equity	15,878,199	16,999,954	1.98%	15,878,199	17,146,234	2.27%
Total investments	$855,362,453	$857,021,339	100.00%	$751,106,426	$756,523,331	100.00%

The industry composition of investments based on fair value as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Oil, Gas & Consumable Fuels	11.91%	4.34%
Building Products(1)	10.38	11.15
Electrical Equipment	8.29	4.47
Construction & Engineering	6.59	7.09
Household Durables	6.28	7.14
Electric Utilities	5.76	5.04
Hotels, Restaurants & Leisure	5.35	5.96
Machinery	5.29	6.42
Specialty Retail	5.06	5.77
Automobile Components	5.02	5.42
Commercial Services & Supplies	4.92	4.99
IT Services	4.80	5.45
Trading Companies & Distributors	3.62	4.18
Aerospace & Defense	2.97	2.69
Health Care Providers & Services	2.54	3.25
Independent Power and Renewable Electricity Producers	2.40	2.94
Automobiles	2.05	2.68
Textiles, Apparel & Luxury Goods	1.13	1.29
Chemicals	0.72	0.37
Containers & Packaging	0.71	0.79
Personal Care Products	0.63	0.71
Software	0.62	0.71
Gas Utilities	0.45	—
Professional Services	0.41	0.41
Metals & Mining	0.34	0.39
Air Freight & Logistics	0.29	0.35
Household Products	0.26	0.67
Distributors	0.23	0.26
Diversified Consumer Services	0.23	0.26
Insurance	0.23	0.26
Technology Hardware, Storage & Peripherals	0.21	0.24
Food Products	0.20	—
Ground Transportation	0.11	0.13
Energy Equipment & Services	—	3.99
Construction Materials	—	0.19
Total	100.00%	100.00%
(1)
The industry classification for the issuer Globe Electric Company Inc was changed from Household Durables to Building Products as of March 31, 2025. This change was applied retrospectively to the December 31, 2024 Consolidated Schedule of Investments.

The geographic composition of investments at cost and fair value as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025				December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$748,200,691	$749,444,455	87.44%	145.57%	$645,248,857	$651,040,720	86.06%	145.63%
Canada	88,310,756	88,599,446	10.34%	17.21%	88,461,009	88,668,828	11.72%	19.83%
Germany	17,408,736	17,551,521	2.05%	3.41%	17,396,560	16,813,783	2.22%	3.76%
United Kingdom	1,442,270	1,425,917	0.17%	0.28%	—	—	—	—
Total	$855,362,453	$857,021,339	100.00%	166.47%	$751,106,426	$756,523,331	100.00%	169.22%

The following tables present the fair value hierarchy of the Company’s investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$142,517,680	$621,187,775	$763,705,455
Second Lien Debt	—	—	76,315,930	76,315,930
Equity	608,098	—	—	608,098
Subtotal	$608,098	$142,517,680	$697,503,705	$840,629,483
Investment measured at net asset value(1)				16,391,856
Total investments				$857,021,339
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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025 and March 31, 2024, respectively:

	First Lien Debt	Second Lien Debt	Total
Balance as of December 31, 2024	$531,672,622	$75,443,518	$607,116,140
Purchases of investments	131,056,656	—	131,056,656
Proceeds from principal pre-payments and sales of investments	(42,572,628)	—	(42,572,628)
Payment-in-kind	484,183	775,133	1,259,316
Net accretion of discount on investments	1,529,658	173,005	1,702,663
Net realized gain (loss)	1,449,797	—	1,449,797
Net change in unrealized appreciation/(depreciation)	(1,573,687)	(75,726)	(1,649,413)
Transfers into Level 3	5,187,622	—	5,187,622
Transfers out of Level 3	(6,046,448)	—	(6,046,448)
Balance as of March 31, 2025	$621,187,775	$76,315,930	$697,503,705

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(1,573,687)	$(75,726)	$(1,649,413)

Level 2 investments are valued using prices obtained from pricing services. The Company had $(858,826) in transfers between levels on a net basis during the three months ended March 31, 2025.

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

Level 2 investments are valued using prices obtained from pricing services. The Company had $(14,154,843) in transfers between levels on a net basis during the three months ended March 31, 2024.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of March 31, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value as of March 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average (1))
Second Lien Debt	$76,315,930	Discounted cash flow	Discount rate	11.41% - 15.50%	12.65%
First Lien Debt	592,508,937	Discounted cash flow	Discount rate	9.59% - 16.70%	11.07%
	28,678,838	Market quotations	Broker quoted price	96.00 - 99.88	98.95
	697,503,705

(1)
Unobservable inputs were weighted by the relative fair value of investments.

Investment Type	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Second Lien Debt	$75,443,518	Discounted cash flow	Discount rate	11.75% - 15.50%	12.86%
First Lien Debt	450,508,252	Discounted cash flow	Discount rate	9.34% - 17.00%	11.56%
	16,682,655	Market quotations	Broker quoted price	98.25 - 101.00	99.94
	64,481,715	Transactional Value(1)	N/A	N/A	N/A
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

The tables below present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivatives assets at fair value	$—	$—	$—	$—	$—
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(361,830)	$—	$(361,830)	$17,224,192
Total Derivatives liabilities at fair value	$—	$(361,830)	$—	$(361,830)	$17,224,192
Cash collateral posted				$1,260,000

	December 31, 2024
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$319,195	$—	$319,195	$17,224,192
Total Derivative assets at fair value	$—	$319,195	$—	$319,195	$17,224,192
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivative liabilities at fair value	$—	$—	$—	$—	$—
Cash collateral posted				$780,000

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three months ended March 31, 2025 and March 31, 2024, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2025	2024
Net change in unrealized appreciation (depreciation)
Foreign currency forward contract	$(681,025)	$—
Net change in unrealized appreciation (depreciation)	$(681,025)	$—
Net realized gain (loss)
Foreign currency forward contract	$—	$—
Net realized gain (loss)	$—	$—

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

Note 6. Borrowings

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of March 31, 2025 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

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

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of March 31, 2025 and December 31, 2024, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $357,104,745 on the consolidated statement of assets and liabilities as of March 31, 2025 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following table summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the three months ended March 31, 2025 and March 31, 2024, respectively:

	For the Three Months Ended March 31,
	2025	2024
Average Debt Outstanding	$330,571,123	$222,112,038
Effective Interest Rate	7.75%	9.88%
Weighted Average Interest Rate (1)	6.98%	8.80%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the three months ended March 31, 2025 and March 31, 2024, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$5,689,386	$4,872,781
Minimum utilization fee	—	261,056
Non-utilization fees	423,572	166,736
Administration fee	41,322	—
Amortization of deferred financing costs	164,196	171,595
Total interest and credit facility fees	$6,318,476	$5,472,168

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of March 31, 2025 and December 31, 2024, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$26,880,772	$29,064,659
Unfunded revolver obligations	7,441,808	6,099,927
Total Unfunded	$34,322,580	$35,164,586

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at March 31, 2025 and December 31, 2024, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of March 31, 2025	Fair Value as of March 31, 2025
Array Midco, Corp.	Delayed Draw Term Loan	12/31/2029	12,785,196	(255,704)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(90,628)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	1,834,862	9,174
BP Loenbro Holdings Inc	Revolver	2/1/2029	2,201,835	11,009
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,619,801	(38,470)
MEI Buyer LLC	Revolver	6/29/2029	2,650,603	(63,880)
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	10,084,811	(121,018)
Kelso Industries LLC	Delayed Draw Term Loan	12/30/2029	287,284	(3,591)
Secratariat Advisors	Delayed Draw Term Loan	2/28/2032	268,817	(1,344)
Total Unfunded Balances			$34,322,580	$(554,452)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2024	Fair Value as of December 31, 2024
Array Midco, Corp.	Delayed Draw Term Loan	12/31/2029	12,785,196	(127,782)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(90,628)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	1,834,862	—
BP Loenbro Holdings Inc	Revolver	2/1/2029	1,100,917	—
MEI Buyer LLC	Revolver	6/29/2029	2,409,639	(37,349)
Voltagrid LLC	Delayed Draw Term Loan	8/28/2025	3,453,751	(33,329)
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	10,084,811	(62,584)
Kelso Industries LLC	Delayed Draw Term Loan	12/30/2029	401,235	(6,019)
Tank Holding Corp.	Delayed Draw Term Loan	3/31/2028	245,604	(4,912)
The Action Environmental Group, Inc	Delayed Draw Term Loan	10/24/2030	259,200	2,592
Total Unfunded Balances			$35,164,586	$(360,011)

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

For the three months ended March 31, 2025 related parties made no purchases of the Company's Common Shares and for the three months ended March 31, 2024, related parties made purchases of 326,554 Class I shares of the Company for aggregate proceeds of $6,750,000.

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of March 31, 2025 and December 31, 2024, 17,767,374 and 14,559,724 Class I shares were owned by these affiliated feeder entities, respectively.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025		2024(1)
	Shares	Amount	Shares	Amount
Class I
Subscriptions	2,641,341	$54,132,996	346,502	$7,163,000
Share transfers between classes	—	$—	—	$—
Distributions reinvested	910,935	$18,553,467	374,957	$7,764,317
Share repurchases	(736)	$(14,875)	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	3,551,540	$72,671,588	721,459	$14,927,317

(1) Transactions in Common Shares issued for during the three months ended March 31, 2024 represent issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the three months ended March 31, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Net Asset Value per Share and Offering Price

The Administrator determines net asset value for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent net asset value per share available for each share class, which will be the prior calendar day net asset value per share (i.e. the prior month-end net asset value). The following tables summarize each month-end net asset value per share for Class I, Class S, and Class D Common Shares of beneficial interest during the three months ended March 31, 2025 and March 31, 2024:

Net Asset Value Per Common Share
For the Months Ended	Class I
January 31, 2025	$20.37
February 28, 2025	20.50
March 31, 2025(1)	20.07

(1) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made during the quarterly review process.

Net Asset Value Per Common Share
For the Months Ended	Class I(1)
January 31, 2024	$20.72
February 29, 2024	20.87
March 31, 2024(2)	20.58

(1) Common Shares issued during the three months ended March 31, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(2) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made during the quarterly review process.

There were no Class S or Class D shares outstanding for the three months ended March 31, 2025 and March 31, 2024.

Repurchases

The Company has commenced a discretionary share repurchase program in which it may, subject to market conditions and the discretion of the Board, offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding as of the close of the previous calendar quarter; provided, however, that the Company shall, subject to the Board’s discretion and approval, repurchase Common Shares from shareholders in an amount at least equal to 10% of the Company’s net asset value in respect of the fourth calendar quarter of each of the eighth and tenth calendar years following February 1, 2023. The Board may amend, suspend or terminate the share repurchase program at any time if in its reasonable judgment if it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Exchange Act Rule 13e-4 and the 1940 Act and subject to compliance with applicable covenants and any restrictions under the Company’s financing arrangements. All shares purchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.

Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter.

The following table summarizes the share repurchases completed for the three months ended March 31, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased(1)	Aggregate Dollar Amount of Shares Accepted for Repurchase
November 29, 2024	December 31, 2024	$20.22	736	14,875
March 3, 2025	March 31, 2025	$20.07	—	—

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

During the three months ended March 31, 2024, no shares were tendered for repurchase.

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

The following tables summarize the distribution declarations and Common Shares issued pursuant to the DRP for the three months ended March 31, 2025 and March 31, 2024, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$27,567,877	910,935	$18,553,467

Of the total distributions paid during the three months ended March 31, 2025, $9,014,410 was distributed in cash.

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$12,454,197	374,957	$7,764,317

(1) Common Shares issued during the three months ended March 31, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the three months ended March 31, 2024, $4,689,880 was distributed in cash.

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

For the three months ended March 31, 2025 and March 31, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the three months ended March 31, 2025 and March 31, 2024, respectively:

	For the Three Months Ended March 31,
	2025(1)		2024(1)(2)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	0.48	$12,294,621	0.47	$5,359,196
Net realized gains	0.05	1,331,837	0.09	1,046,710
Distributions in excess of net investment income	0.02	473,151	—	8,541
Total	0.55	$14,099,609	0.56	$6,414,447

(1)
There were no Class S or Class D shares outstanding for the three months ended March 31, 2025 and March 31, 2024.
(2)
Common Shares issued during the three months ended March 31, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Note 9. Financial Highlights

The following are financial highlights for the three months ended March 31, 2025 and March 31, 2024, respectively:

	Class I
	For the Three Months Ended March 31,
	2025	2024(7)
Per Share Data:
Net asset value, beginning of period	$20.22	$20.55
Results of operations:
Net investment income (loss)(1)	0.52	0.47
Net unrealized and realized gain (loss)(2)	(0.11)	0.13
Net increase (decrease) in net assets resulting from operations	0.41	0.60
Distribution declared (3)	(0.56)	(0.57)
Total increase (decrease) in net assets	(0.15)	0.03
Net asset value, end of period	$20.07	$20.58
Total return based on net asset value (4)	2.03%	2.92%
Shares outstanding, end of period	25,657,726	11,506,727

Ratios and supplemental data:
Net assets, end of period	$514,827,007	$236,772,553
Weighted-average net assets	479,867,722	233,893,490
Weighted-average shares outstanding	23,645,771	11,288,960
Ratio of net expenses to weighted average net assets(5)	9.22%	13.87%
Ratio of net expenses before voluntary waivers to weighted average net assets(5)	9.22%	13.87%
Ratio of net investment income to weighted average net assets(5)	10.30%	8.68%
Portfolio turnover	9.43%	17.09%
Asset Coverage Ratio (6)	244.17%	192.85%

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
(7)
Common Shares issued during the three months ended March 31, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

There were no Class S or Class D shares outstanding for the three months ended March 31, 2025 and March 31, 2024.

Senior Securities

Information about our senior securities as of March 31, 2025 and December 31, 2024, are shown in the following table:

Class and period	Total Amount Outstanding	Asset Coverage Per Unit(1)	Involuntary Liquidating Preference Per Unit(2)	Market Value Per Unit(3)
March 31, 2025
Secured Credit Facility	$357,104,745	2,441.70	—	N/A
December 31, 2024
Secured Credit Facility	$342,685,745	2,304.60	—	N/A

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

Distributions

On May 14, 2025, the Board of Trustees declared a distribution of $0.53 per share for the second quarter of 2025, payable on June 26, 2025 to shareholders of record on May 14, 2025.

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

Forward Looking Statements

Statements contained in this Quarterly Report on Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, its advisor, Kennedy Lewis Capital Holdings LLC (in such capacity, the “Advisor”), a Delaware limited liability company that is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), Kennedy Lewis Investment Management LLC and/or its affiliates (collectively, “Kennedy Lewis”). Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A “Risk Factors” section of Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, and future changes in laws or regulations and conditions in our operating areas.

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

The Company commenced operations on February 1, 2023 as a privately offered BDC. On June 18, 2024, the SEC issued the Company an exemptive order that permits the Company to offer multiple classes of its Common Shares (the "Multi-Class Order"). On June 24, 2024, the Company received a notice of effectiveness from the SEC related to the Company’s registration statement on Form N-2 (the “Form N-2 Registration Statement”). Pursuant to the Form N-2 Registration Statement and the Multi-Class Order, the Company is publicly offering on a continuous basis up to $2,000,000,000 of its Class S shares, Class D shares, and Class I shares pursuant to the terms set forth in the subscription agreements the Company enters into with investors.

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

Financial and Operating Highlights

	At March 31, 2025	At December 31, 2024
Investment Portfolio	$857,021,339	$756,523,331
Net assets	$514,827,007	$447,065,753
Debt	$357,104,745	$342,685,745
Net asset value per share	$20.07	$20.22

	Portfolio Activity for the Three Months Ended March 31,
	2025	2024
Purchases during the period	$175,071,087	$113,795,687
Sales and principal repayments during the period	$75,496,229	$64,945,786
Net investments during the period	$99,574,858	$48,849,901
Number of portfolio companies at end of period	93	81
Weighted average contractual interest rate of investment commitments based on par	10.43%	11.00%

Portfolio and Investment Activity

As of March 31, 2025 and December 31, 2024, our investments consisted of the following:

	March 31, 2025		December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
First Lien	$763,705,455	89.12%	$663,933,579	87.76%
Second Lien	76,315,930	8.90%	75,443,518	9.97%
Equity	16,999,954	1.98%	17,146,234	2.27%
Total	$857,021,339	100.00%	$756,523,331	100.00%

As of March 31, 2025 and December 31, 2024, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2025 and March 31, 2024, were as follows:

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$23,097,252	$13,112,606
Less: Net expenses	10,802,631	7,753,410
Net investment income (loss)	12,294,621	5,359,196
Net realized gains (losses)	1,331,837	1,046,710
Net change in unrealized appreciation (depreciation)	(4,437,183)	237,857
Net increase (decrease) in net assets resulting from operations	$9,189,275	$6,643,763
Net investment income (loss) per share	$0.48	$0.47
Net increase (decrease) in net assets resulting from operations per share	$0.36	$0.58

Investment Income

The composition of our investment income for three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest income	$22,571,039	$12,589,528
Dividend income	448,334	467,467
Fee income	77,879	55,611
Total investment income	$23,097,252	$13,112,606

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest and credit facility fees	$6,154,280	$5,300,574
Management fees	1,504,233	716,752
Income incentive fee	1,677,360	692,650
Capital gain incentive fees	(387,451)	141,129
Professional fees	1,029,670	600,151
Amortization of continuous offering costs	295,737	299,856
Administrative services expense	235,079	266,874
Amortization of deferred financing costs	164,196	171,594
Directors’ fees and expenses	100,000	100,000
Other expenses	191,651	115,605
Total expenses	10,964,755	8,405,185
Expense waiver	(162,124)	(651,775)
Net expenses	$10,802,631	$7,753,410

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2025 and March 31, 2024 were as follows.

	For the Three Months Ended March 31,
	2025	2024
Net realized gains (losses)	$1,331,837	$1,046,710
Net change in unrealized gains (losses) on investments	(4,437,183)	237,857
Net realized and unrealized gains (losses)	$(3,105,346)	$1,284,567

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of March 31, 2025, we had $357 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 244.17%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Equity

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025		2024(1)
	Shares	Amount	Shares	Amount
Class I
Subscriptions	2,641,341	$54,132,996	346,502	$7,163,000
Share transfers between classes	—	$—	—	$—
Distributions reinvested	910,935	$18,553,467	374,957	$7,764,317
Share repurchases	(736)	$(14,875)	—	$—
Early repurchase deduction	—	$—	—	$—
Net increase (decrease)	3,551,540	$72,671,588	721,459	$14,927,317

(1) Transactions in Common Shares issued for during the three months ended March 31, 2024 represent issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the three months ended March 31, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

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

We have adopted a dividend reinvestment plan ("DRP"), pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who opt-in to the DRP. Shareholders who do not opt-in to the DRP will receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have opted-in to our DRP will have their cash distributions automatically reinvested in additional shares or a combination of cash and Common Shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the three months ended March 31, 2025 and March 31, 2024, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$27,567,877	910,935	$18,553,467

Of the total distributions paid during the three months ended March 31, 2025, $9,014,410 was distributed in cash.

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$12,454,197	374,957	$7,764,317

Of the total distributions paid during the three months ended March 31, 2024, $4,689,880 was distributed in cash.

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

For the three months ended March 31, 2025 and March 31, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the three months ended March 31, 2025 and March 31, 2024, respectively:

	For the Three Months Ended March 31,
	2025(1)		2024(1)(2)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	0.48	$12,294,621	0.47	$5,359,196
Net realized gains	0.05	1,331,837	0.09	1,046,710
Distributions in excess of net investment income	0.02	473,151	—	8,541
Total	0.55	$14,099,609	0.56	$6,414,447

(1)
There were no Class S or Class D shares outstanding for the three months ended March 31, 2025 and March 31, 2024.
(2)
Common Shares issued during the three months ended March 31, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Taxation as a RIC

We elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that we distribute as dividends for U.S. federal income tax purposes to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must timely distribute to our shareholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which includes, among other items, dividends, interest and the excess of any net short-term capital gains over net long-term capital losses and other taxable income other than any net capital gain reduced by deductible expenses.

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

For the three months ended March 31, 2025 and March 31, 2024, the management fee was $1,504,233 and $716,752, respectively. For the three months ended March 31, 2025 and March 31, 2024, income-based incentive fees was $1,677,360 and $692,650 respectively. For the three months ended March 31, 2025 and March 31, 2024, the Company accrued capital gains incentive fees of $(387,451) and $141,129, respectively, of which none was payable on such date under the Advisory Agreement.

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

As of March 31, 2025, the total expense support provided by the Advisor since inception was $4,222,394.

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of March 31, 2025. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2025 and December 31, 2024, we had $26,880,772 and $29,064,659 in unfunded delayed draw term loan commitments and $7,441,808 and $6,099,927 in unfunded revolver commitments, respectively.

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

Valuation of Portfolio Investments

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the Company’s “Valuation Designee”. The Advisor has established a Valuation Committee that is responsible for determining in good faith the fair value of the Company’s investments in instances where there is no readily available market quotation. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company values these portfolio investments at fair value as determined in good faith by the Valuation Designee. Investments for which market quotations are readily available may be priced by independent pricing services. The Company has retained external, independent valuation firms to provide data and valuation analyses on the Company’s portfolio companies.

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

Investment Related Transactions, Revenue Recognition and Expenses

Investment transactions and the related revenue and expenses are recorded on a trade-date basis. Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.

In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees may include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as other income in investment income when earned.

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income. Because the Company has elected to be treated, and intends to qualify annually, as a RIC for U.S. federal income purposes under Subchapter M of the Code, therefore, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

Receivable for investments sold and payable for investments purchased represent unsettled investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR and EURIBOR, may fluctuate over time. As of March 31, 2025, 92.97% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$24,363,469	$10,713,142	$13,650,327
Up 200 basis points	16,242,313	7,142,095	9,100,218
Up 100 basis points	8,121,156	3,571,047	4,550,109
Down 100 basis points	(7,554,318)	(3,571,047)	(3,983,271)
Down 200 basis points	(13,894,630)	(7,142,095)	(6,752,535)
Down 300 basis points	(18,116,612)	(10,713,142)	(7,403,470)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2025. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened material litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Kennedy Lewis Capital Company

Date: May 14, 2025	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: May 14, 2025	By:	/s/ Anthony Pasqua
	Name:	Anthony Pasqua
	Title:	Chief Financial Officer