Form 10-Q
period 2025-06-30
Kennedy Lewis Capital Co
filed 2025-08-12
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common shares of beneficial interest, $0.01 par value per share (“Common Shares”), outstanding as of August 12, 2025 was 29,609,797, 2,931 and 0 of Class I, Class S and Class D Common Shares, respectively.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $993,128,586 and $751,106,426 at June 30, 2025 and December 31, 2024, respectively)	$999,153,778	$756,523,331
Cash and cash equivalents	17,502,873	13,437,972
Restricted cash and cash equivalents	34,502,151	24,305,322
Interest and fee receivable from non-controlled/non-affiliated investments	5,597,295	5,355,626
Deferred financing costs (net of $1,600,573 and $1,234,121 in accumulated amortization at June 30, 2025 and December 31, 2024, respectively)	3,925,103	4,291,555
Deferred offering costs (net of $2,743,184 and $2,270,968 in accumulated amortization at June 30, 2025 and December 31, 2024, respectively)	249,353	420,856
Receivable for investments sold	12,615,892	14,323,332
Derivative assets at fair value (Note 5)	—	319,195
Due from Advisor	—	74,454
Other assets	184,335	56,250
Total assets	$1,073,730,780	$819,107,893

Liabilities
Secured Credit Facility (Note 6)	457,104,745	342,685,745
Distribution Payable	—	13,468,268
Payable for investments purchased	36,441,663	5,529,326
Interest and credit facility fees payable	4,956,309	3,997,833
Income incentive fee payable	2,095,341	1,434,404
Management fees payable	1,691,115	1,317,398
Deferred financing cost payable	1,500,000	1,500,000
Accrued capital gains incentive fee	1,139,704	1,049,209
Derivative liabilities at fair value (Note 5)	733,825	—
Due to Advisor and affiliates	266,046	270,203
Offering costs payable	47,849	7,440
Accrued expenses and other liabilities	1,332,877	782,314
Total liabilities	$507,309,474	$372,042,140

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (28,060,980 and 22,106,186 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	280,610	221,062
Additional paid in capital	566,201,785	443,931,292
Distributable earnings (loss)	(61,089)	2,913,399
Total net assets	$566,421,306	$447,065,753
Total liabilities and net assets	$1,073,730,780	$819,107,893

The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value Per Share	June 30, 2025(1) (Unaudited)	December 31, 2024(2)(3)
Class I Shares
Net Assets	$566,362,224	$447,065,753
Common Shares Outstanding	28,058,049	22,106,186
Net Asset value per share	$20.19	$20.22
Class S Shares
Net Assets	$59,082	$—
Common Shares Outstanding	2,931	—
Net Asset value per share	$20.16	$—
Class D Shares
Net Assets	$—	$—
Common Shares Outstanding		—
Net Asset value per share	$—	$—

(1) There were no Class D shares outstanding as of June 30, 2025

(2) There were no Class S or Class D shares outstanding as of December 31, 2024.

(3) Common Shares issued and outstanding as of June 23, 2024, were issued pursuant to the Private Offering. As part of the Public Offering effective June 24, 2024, the Common Shares issued pursuant to the Private Offering became Class I shares. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$27,213,943	$15,928,451	$49,784,982	$28,517,979
Dividend income	465,869	467,467	914,203	934,934
Fee income	66,285	34,392	144,163	90,003
Total investment income	27,746,097	16,430,310	50,843,348	29,542,916

Expenses:
Interest and credit facility fees	7,112,700	5,703,127	13,266,980	11,003,701
Management fees	1,691,116	899,154	3,195,349	1,615,906
Income incentive fee	2,095,341	1,017,122	3,772,701	1,709,772
Capital gain incentive fees	477,946	(68,141)	90,495	72,984
Professional fees	803,476	622,133	1,833,145	1,222,284
Amortization of continuous offering costs	176,479	405,078	472,216	704,934
Administrative services expense	266,046	266,874	501,124	533,748
Amortization of deferred financing costs	202,256	171,595	366,452	343,189
Directors’ fees and expenses	100,000	99,999	200,000	199,998
Other expenses	194,703	131,047	386,356	246,652
Total expenses	13,120,063	9,247,988	24,084,818	17,653,168
Expenses waived by the Advisor (Note 3)	—	(235,171)	(162,124)	(886,946)
Net expenses	13,120,063	9,012,817	23,922,694	16,766,222
Net investment income	14,626,034	7,417,493	26,920,654	12,776,694

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,239,282	(1,150,688)	(1,673,696)	(912,836)
Derivative instruments (Note 5)	(371,995)	11,637	(1,053,020)	11,637
Foreign currency transactions	2,127,019	(10,005)	2,283,839	(10,005)
Net change in unrealized appreciation (depreciation)	3,994,306	(1,149,056)	(442,877)	(911,204)
Realized gain (loss):
Non-controlled/non-affiliated investments	498,490	612,080	1,838,528	1,658,790
Derivative instruments (Note 5)	(1,083,416)	—	(1,083,416)	—
Foreign currency transactions	23,259	(1,621)	15,059	(1,621)
Net realized gain (loss)	(561,667)	610,459	770,171	1,657,169
Net realized and unrealized gain (loss)	3,432,639	(538,597)	327,294	745,965
Net increase (decrease) in net assets resulting from operations	$18,058,673	$6,878,896	$27,247,948	$13,522,659

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025(1)	2024(2)(3)	2025(1)	2024(2)(3)
Operations:
Net investment income	$14,626,034	$7,417,493	$26,920,654	$12,776,694
Net realized gain (loss)	(561,667)	610,459	770,171	1,657,169
Net change in unrealized appreciation (depreciation)	3,994,306	(1,149,056)	(442,877)	(911,204)
Net increase (decrease) in net assets resulting from operations	18,058,673	6,878,896	27,247,948	13,522,659

Capital transactions:
Class I
Proceeds from issuance of common shares	37,622,000	97,359,157	91,754,996	104,522,157
Distribution of earnings	(14,563,609)	(8,136,028)	(28,663,218)	(14,550,475)
Repurchase of common shares	—	—	(14,875)	—
Reinvestments of distributions	10,419,716	5,361,226	28,973,183	13,125,543
Net increase (decrease) from share transactions	33,478,107	94,584,355	92,050,086	103,097,225
Class S
Proceeds from issuance of common shares	57,900	—	57,900	—
Distribution of earnings	(1,523)	—	(1,523)	—
Repurchase of common shares	—	—	—	—
Reinvestments of distributions	1,142	—	1,142	—
Net increase (decrease) from share transactions	57,519	—	57,519	—
Class D
Proceeds from issuance of common shares	—	—	—	—
Distribution of earnings	—	—	—	—
Repurchase of common shares	—	—	—	—
Reinvestments of distributions	—	—	—	—
Net increase (decrease) from share transactions	—	—	—	—
Total increase (decrease) in net assets	51,594,299	101,463,251	119,355,553	116,619,884
Net Assets, beginning of period	514,827,007	236,772,553	447,065,753	221,615,920
Net Assets, end of period	$566,421,306	$338,235,804	$566,421,306	$338,235,804

(1) There were no Class D shares outstanding as of June 30, 2025.

(2) There were no Class S or Class D shares outstanding as of June 30, 2024.

(3) Common Shares issued and outstanding as of June 30, 2024, were issued pursuant to the Private Offering. As part of the Public Offering effective June 24, 2024, the Common Shares issued pursuant to the Private Offering became Class I shares. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$27,247,948	$13,522,659
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments	1,673,696	912,836
Net change unrealized (appreciation) depreciation on derivative instruments	1,053,020	(11,637)
Net change unrealized (appreciation) depreciation on foreign currency and other transactions	(2,283,839)	10,005
Net realized (gain) loss on investments	(1,838,528)	(1,658,790)
Net realized (gain) loss on derivative instruments	1,083,416	—
Net realized (gain) loss on foreign currency and other transactions	(15,059)	1,621
Payment-in-kind interest capitalized	(2,631,524)	(2,157,753)
Net accretion of discount and amortization of premium	(4,680,192)	(3,174,036)
Amortization of deferred financing costs	366,452	343,189
Amortization of offering costs	472,216	704,934
Purchases of investments	(422,242,769)	(304,246,026)
Cash settlement of derivatives	(1,091,562)	—
Proceeds from sale of investments and principal repayments	189,395,914	135,054,161
Changes in operating assets and liabilities:
Interest receivable	(241,669)	(2,247,818)
Deferred offering costs	—	(1,187,914)
Receivable for investments sold	1,707,440	(4,163,348)
Due from Advisor	74,454	575,184
Other assets	(128,085)	(32,935)
Payable for investments purchased	30,912,337	35,316,086
Due to Advisor and affiliates	(4,157)	(38,561)
Management fee payable	373,717	209,500
Income incentive fee payable	660,937	364,760
Accrued capital gains incentive fee	90,495	(36,271)
Interest and credit facility fees payable	958,476	773,575
Accrued expenses and other liabilities	550,563	420,695
Net cash provided by (used in) operating activities	(178,536,303)	(130,745,884)

Cash flows from financing activities:
Proceeds from Secured Credit Facility	192,119,000	60,000,000
Repayment of Secured Credit Facility	(77,700,000)	—
Distributions paid in cash	(13,158,684)	(7,464,682)
Deferred offering costs paid	(260,304)	—
Proceeds from issuance of common shares	91,812,896	104,522,157
Redemptions paid in cash	(14,875)	—
Net cash provided by (used in) financing activities	192,798,033	157,057,475
Net increase (decrease) in cash, cash equivalents and restricted cash	14,261,730	26,311,591
Cash, cash equivalents and restricted cash, beginning of period	37,743,294	73,025,293
Cash, cash equivalents and restricted cash, end of period	$52,005,024	$99,336,884

Supplemental information and non-cash activities:
Cash paid for interest	12,308,504	10,230,126
Reinvestment of distributions	28,974,325	13,125,543
Accrued but unpaid deferred offering cost	47,849	145,282

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				14,792,309	$14,792,309	$16,601,891	2.93
Total Commercial Services & Supplies						$14,792,309	$16,601,891	2.93%

Household Durables
United Homes Group, Inc. (13)	12/6/2024				217,178	$1,085,890	$629,816	0.11
Total Household Durables						$1,085,890	$629,816	0.11%

Total Investments—non-controlled/non-affiliated(4) Equity Investments						$15,878,199	$17,231,707	3.04%
Total Equity Investments						$15,878,199	$17,231,707	3.04%

First and Second Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	1/11/2024	8.00%/7.00% PIK	15.00%	1/11/2028	22,007,744	21,590,338	21,472,956	3.79
HDI Aerospace Intermediate Holding III Corporation (5)(13)	3/4/2025	S+4.50%	8.73%	2/11/2032	1,995,000	1,988,969	1,995,000	0.35
Karman Holdings LLC (5)(8)(13)	2/27/2025	S+3.50%	7.80%	4/1/2032	2,666,667	2,653,865	2,670,000	0.47
Total Aerospace & Defense						$26,233,172	$26,137,956	4.61%

Air Freight & Logistics
Inmar, Inc. (7)(13)	7/14/2023	S+4.50%	8.80%	10/30/2031	2,247,545	2,237,708	2,261,592	0.40
LaserShip, Inc. (13)	4/13/2023	S+1.50%/4.00%PIK	10.06%	8/10/2029	420,030	392,948	241,866	0.04
LaserShip, Inc. (13)	4/13/2023	S+1.50%/4.00%PIK	10.06%	8/10/2029	420,030	392,948	113,408	0.02
Total Air Freight & Logistics						$3,023,604	$2,616,866	0.46%

Automobile Components
First Brands Group, LLC (13)	2/3/2023	S+5.00%	9.54%	3/30/2027	1,484,496	1,463,931	1,399,969	0.25
First Brands Group, LLC (7)(13)	2/3/2023	S+5.00%	9.54%	3/30/2027	1,959,917	1,924,684	1,845,183	0.33
Form Technologies LLC (13)	3/11/2025	S+5.75%	10.02%	7/19/2030	1,500,000	1,493,674	1,415,625	0.25
Jump Auto Holdings LLC (5)(13)	9/27/2024	S+6.75%	11.05%	9/30/2029	35,454,389	34,809,786	33,725,988	5.95
Power Stop, LLC (7)(13)	6/7/2024	S+4.75%	9.13%	1/26/2029	3,958,582	3,842,356	2,955,755	0.52
Total Automobile Components						$43,534,431	$41,342,520	7.30%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Square German BidCo GmbH (5)(8)(10)(13)	6/25/2024	E+7.50%	11.20%	6/27/2029	19,436,186	17,422,007	19,120,348	3.38
Total Automobiles						$17,422,007	$19,120,348	3.38%

Building Products
Globe Electric Company Inc (5)(7)(8)(9)(13)(14)	7/25/2024	S+6.00%	10.33%	7/25/2029	43,113,943	42,746,519	43,101,009	7.61
Oscar AcquisitionCo, LLC (13)	2/1/2023	S+4.25%	8.55%	4/29/2029	989,822	984,551	909,191	0.16
PHRG Intermediate LLC (5)(13)	2/14/2025	S+4.00%	8.33%	2/20/2032	5,000,000	4,951,891	4,968,750	0.88
Trulite Holding Corp (5)(13)	2/22/2024	S+6.00%	10.29%	3/1/2030	1,937,500	1,905,283	1,869,688	0.33
Wyndham Home Products LLC (5)(13)	10/11/2024	S+6.25%	10.58%	10/11/2029	35,871,673	35,235,528	34,635,894	6.11
Total Building Products						$85,823,772	$85,484,532	15.09%

Chemicals
Ineos US Finance LLC (8)(11)(13)	3/12/2025	S+3.00%	7.33%	2/7/2031	1,492,481	1,439,401	1,420,842	0.25
M2S Group Intermediate Holdings, Inc. (13)	9/10/2024	S+4.75%	9.03%	8/25/2031	1,908,046	1,846,389	1,841,264	0.33
Rohm Holding GmbH (13)	8/13/2024	S+5.50%/.25% PIK	9.99%	1/31/2029	2,981,195	2,889,243	2,861,948	0.51
Total Chemicals						$6,175,033	$6,124,054	1.09%

Commercial Services & Supplies
Brand Industrial Services Inc (13)	4/20/2023	S+4.50%	8.78%	8/1/2030	1,638,433	1,607,307	1,364,815	0.24
Discovery Purchaser Corporation (13)	8/13/2024	S+3.75%	8.02%	10/4/2029	997,500	993,825	995,315	0.18
Gategroup Finance (Luxembourg) S.A. (7)(8)(13)	5/28/2025	S+4.25%	8.57%	5/28/2032	2,000,000	1,990,000	2,003,760	0.35
J-O Building Company LLC (5)(7)(13)	6/28/2023	S+6.75%	11.04%	5/25/2028	12,352,068	12,229,821	12,398,388	2.19
Kelso Industries LLC (5)(13)	12/26/2024	S+5.75%	10.08%	12/30/2029	1,216,059	1,195,815	1,216,059	0.21
Kelso Industries LLC (5)(6)(13)	12/26/2024	S+5.75%	0.00%	12/30/2029	213,457	(2,165)	—	0.00
Skopima Consilio Parent LLC (13)	8/7/2024	S+3.75%	8.08%	5/12/2028	1,984,884	1,984,884	1,956,520	0.35
The Action Environmental Group, Inc. (5)(7)(13)	10/5/2023	S+3.75%	8.05%	10/24/2030	1,800,592	1,787,963	1,800,592	0.32
Total Commercial Services & Supplies						$21,787,450	$21,735,449	3.84%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Construction & Engineering
BP Loenbro Holdings Inc (5)(6)	2/1/2024	S+5.75%	10.15%	2/1/2029	1,834,862	1,221,918	1,236,697	0.22
BP Loenbro Holdings Inc (5)(6)	2/1/2024	S+5.75%	10.18%	2/1/2029	2,752,294	518,609	547,706	0.10
BP Loenbro Holdings Inc (5)(13)	2/1/2024	S+5.75%	10.14%	2/1/2029	15,819,954	15,636,529	15,804,134	2.79
BP Loenbro Holdings Inc (5)(13)	2/1/2024	S+5.75%	10.14%	2/1/2029	3,623,853	3,574,930	3,620,229	0.64
Brock Holdings III, Inc. (7)(13)	4/26/2024	S+5.75%	10.05%	5/2/2030	—	(134)	—	0.00
MEI Buyer LLC (5)(6)	6/12/2023	S+5.00%	—	6/29/2029	1,619,801	—	(23,973)	0.00
MEI Buyer LLC (5)(6)	6/12/2023	S+5.00%	9.31%	6/29/2029	2,650,602	308,600	322,482	0.06
MEI Buyer LLC (5)(7)	6/12/2023	S+5.00%	9.31%	6/29/2029	2,391,566	2,367,357	2,356,171	0.42
MEI Buyer LLC (5)(7)(13)	6/12/2023	S+5.00%	9.33%	6/29/2029	14,955,307	14,622,515	14,731,725	2.60
Total Construction & Engineering						$38,250,324	$38,595,171	6.83%

Containers & Packaging
Clydesdale Acquisition Holdings, Inc. (6)(7)(13)	4/3/2025	S+3.25%	—	4/1/2032	17,182	(229)	(76)	0.00
Clydesdale Acquisition Holdings, Inc. (7)(13)	4/3/2025	S+3.25%	7.58%	4/1/2032	982,818	969,304	978,454	0.17
Tank Holding Corp. (13)	5/11/2023	S+6.00%	10.43%	3/31/2028	1,618,789	1,603,451	1,528,752	0.27
Tank Holding Corp. (13)	5/11/2023	S+6.00%	10.43%	3/31/2028	3,734,544	3,671,881	3,526,829	0.62
Total Containers & Packaging						$6,244,407	$6,033,959	1.06%

Distributors
American Auto Auction Group, LLC (13)	4/28/2023	S+4.50%	8.83%	5/28/2032	2,249,177	2,166,692	2,256,914	0.40
Total Distributors						$2,166,692	$2,256,914	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Electric Utilities
Alpha Generation, LLC (13)	4/3/2025	S+2.00%	6.33%	9/30/2031	997,487	992,648	995,413	0.18
Carroll County Energy LLC (13)	6/24/2024	S+3.25%	7.55%	6/27/2031	2,241,087	2,221,121	2,243,328	0.40
Cogentrix Finance Holdco I, LLC (7)(13)	2/13/2025	S+2.75%	7.08%	2/26/2032	2,493,750	2,487,788	2,497,815	0.44
Compass Power Generation, L.L.C. (7)(13)	9/19/2024	S+3.25%	7.58%	4/14/2029	617,916	615,253	620,233	0.11
CPV Fairview, LLC (13)	8/8/2024	S+3.00%	7.33%	8/14/2031	1,845,000	1,836,654	1,850,184	0.33
CPV Shore Holdings, LLC (7)(13)	1/24/2025	S+3.75%	8.05%	2/4/2032	5,958,020	5,901,494	5,918,935	1.04
Hill Top Energy Center, LLC (7)(13)	6/17/2025	S+3.25%	7.55%	6/26/2032	4,000,000	3,990,000	3,995,000	0.71
Lackawanna Energy Center LLC (13)	7/20/2023	S+4.25%	8.58%	8/6/2029	495,803	488,499	496,214	0.09
Lackawanna Energy Center LLC (13)	7/20/2023	S+4.25%	8.58%	8/6/2029	2,250,329	2,217,353	2,252,196	0.40
MRP Buyer, LLC (13)	5/23/2025	S+3.25%	7.57%	6/4/2032	8,516,129	8,346,957	8,383,107	1.48
MRP Buyer, LLC (6)(13)	5/23/2025	S+3.25%	—	6/4/2032	1,083,871	(10,724)	(16,930)	0.00
Oregon Clean Energy, LLC (13)	6/26/2024	S+3.50%	7.80%	7/12/2030	3,160,194	3,146,108	3,183,106	0.56
Potomac Energy Center, LLC (5)(7)(13)	6/6/2023	S+3.00%	7.30%	3/14/2032	6,000,000	5,970,000	5,985,000	1.06
South Field Energy LLC (13)	8/15/2024	S+3.25%	7.55%	8/29/2031	124,603	124,151	125,070	0.02
South Field Energy LLC (7)(13)	8/15/2024	S+3.25%	7.55%	8/29/2031	1,937,631	1,930,445	1,944,897	0.34
West Deptford Energy Holdings, LLC (5)(7)	1/27/2025	S+3.75%	8.18%	3/14/2032	22,100,385	20,976,815	22,074,969	3.90
Total Electric Utilities						$61,234,562	$62,548,537	11.06%

Electrical Equipment
Voltagrid LLC (5)	3/1/2024	S+6.50%	10.90%	8/28/2025	3,445,116	3,342,049	3,444,943	0.61
Voltagrid LLC (5)(13)	3/1/2024	S+6.50%	10.90%	2/28/2029	34,019,438	32,942,233	34,017,737	6.01
Voltagrid LLC (5)(13)	3/1/2024	S+6.25%	10.65%	2/28/2029	34,314,304	33,666,260	34,056,947	6.01
Total Electrical Equipment						$69,950,542	$71,519,627	12.63%

Entertainment
Mood Media Borrower, LLC (5)(6)	5/30/2025	S+6.75%	11.07%	5/30/2030	6,341,251	1,460,710	1,461,024	0.26
Mood Media Borrower, LLC (5)(13)	5/30/2025	S+6.75%	11.07%	5/30/2030	83,811,519	82,157,603	82,164,624	14.50
Total Entertainment						$83,618,313	$83,625,648	14.76%

Food Products
Alltech Inc (13)	3/10/2025	S+4.25%	8.69%	8/13/2030	1,745,625	1,737,079	1,745,084	0.31
Total Food Products						$1,737,079	$1,745,084	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Gas Utilities
Long Ridge Energy LLC (13)	2/7/2025	S+4.50%	8.80%	2/19/2032	3,990,000	3,951,841	3,925,163	0.69
Total Gas Utilities						$3,951,841	$3,925,163	0.69%

Ground Transportation
Odyssey Logistics & Technology Corporation (13)	7/20/2023	S+4.50%	8.72%	10/12/2027	982,500	979,615	926,006	0.16
Total Ground Transportation						$979,615	$926,006	0.16%

Health Care Providers & Services
ADMI Corp. (aka Aspen Dental) (13)	3/6/2024	S+5.75%	10.08%	12/23/2027	1,970,000	1,970,000	1,905,975	0.34
Charlotte Buyer, Inc. (13)	2/1/2023	S+4.25%	8.56%	2/11/2028	3,420,556	3,379,920	3,419,940	0.60
Crisis Prevention Institute Inc (7)(13)	12/12/2024	S+4.00%	8.30%	4/9/2031	4,567,898	4,524,843	4,562,188	0.81
Endo1 Partners, LLC (5)(13)	5/23/2025	S+7.50/.475% PIK	12.17%	5/23/2030	75,572,762	73,987,304	74,012,185	13.06
HAH Group Holdings Company LLC (13)	2/7/2023	S+5.00%	9.33%	9/24/2031	2,626,800	2,590,419	2,543,767	0.45
Heartland Dental, LLC (13)	4/12/2023	S+4.50%	8.83%	4/28/2028	2,009,703	1,971,844	2,009,964	0.35
LSCS Holdings, Inc. (13)	9/11/2024	S+4.50%	8.80%	3/4/2032	3,470,818	3,461,278	3,397,063	0.60
Team Services Group (13)	4/4/2023	S+5.00%	9.54%	12/20/2027	1,463,074	1,454,126	1,452,101	0.26
Total Health Care Providers & Services						$93,339,734	$93,303,183	16.47%

Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(13)	12/19/2024	S+5.25%	9.57%	12/31/2029	23,079,089	22,815,067	22,871,377	4.04
CC Interholdings LLC (5)(6)(13)	12/19/2024	S+5.25%	9.57%	12/31/2029	10,084,811	4,021,852	4,010,393	0.71
Ranger Holdco Spe LLC (5)	6/13/2023	15.00% PIK	15.00%	8/8/2028	22,560,115	22,043,027	24,309,652	4.29
Total Hotels, Restaurants & Leisure						$48,879,946	$51,191,422	9.04%

Household Durables
Great Southern Homes, Inc. (5)(13)	12/11/2024	S+7.25%	11.56%	12/11/2030	54,294,466	53,280,028	52,665,632	9.29
Total Household Durables						$53,280,028	$52,665,632	9.29%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Household Products
American Greetings Corporation (13)	2/2/2023	S+5.75%	10.08%	10/30/2029	480,755	483,944	480,356	0.08
Staples, Inc. (13)	2/1/2023	S+5.75%	10.03%	9/4/2029	1,977,538	1,911,059	1,820,739	0.32
Total Household Products						$2,395,003	$2,301,095	0.40%

Independent Power and Renewable Electricity Producers
EFS Cogen Holdings I LLC (13)	9/27/2024	S+3.50%	7.80%	10/3/2031	2,060,417	2,050,916	2,066,866	0.36
Invenergy Thermal Operating I LLC (13)	8/4/2023	S+3.50%	7.79%	5/17/2032	937,500	928,286	943,125	0.17
Invenergy Thermal Operating I LLC (13)	8/4/2023	S+3.50%	7.79%	5/17/2032	62,500	61,886	62,875	0.01
OSAKA Gas Michigan Power, LLC (5)(13)	6/6/2024	S+6.50%	10.79%	10/31/2030	16,350,396	15,710,531	15,892,585	2.81
Total Independent Power and Renewable Electricity Producers						$18,751,619	$18,965,451	3.35%

Insurance
RSC Acquisition, Inc. (5)(13)	10/18/2023	S+4.75%	9.05%	11/1/2029	1,972,991	1,945,678	1,970,525	0.35
Total Insurance						$1,945,678	$1,970,525	0.35%

IT Services
Best Practices Associates, L.L.C. (5)(6)	11/8/2024	S+6.75%	—	11/8/2029	2,589,371	(78,964)	(41,430)	(0.01)
Best Practices Associates, L.L.C. (5)(13)	11/8/2024	S+6.75%	11.05%	11/8/2029	34,524,079	33,435,317	33,971,694	6.00
Neptune Bidco US Inc. (13)	2/1/2023	S+5.00%	9.33%	4/11/2029	2,712,987	2,554,502	2,559,405	0.45
Physician Partners LLC	4/4/2023	S+1.50%/4.00%PIK	9.95%	12/31/2030	160,066	153,906	32,546	0.01
Physician Partners LLC	4/4/2023	S+1.50%/2.50%PIK	8.45%	12/31/2029	710,432	683,424	351,664	0.06
Physician Partners LLC (13)	4/4/2023	S+6.00%	10.30%	12/31/2029	150,217	150,217	130,189	0.02
Total IT Services						$36,898,402	$37,004,068	6.53%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Machinery
Cleanova US Holdings LLC (5)(13)	5/22/2025	S+4.75%	9.07%	6/14/2032	5,000,000	4,826,800	4,875,000	0.86
DS Parent Inc (13)	12/15/2023	S+5.50%	9.80%	1/31/2031	1,980,000	1,896,208	1,769,625	0.31
Dune Acquisition, Inc. (5)(13)	8/20/2024	S+6.25%	10.58%	11/20/2030	32,855,388	32,247,587	32,608,972	5.76
Gloves Buyer, Inc. (13)	3/20/2025	S+4.00%	8.32%	5/21/2032	2,375,000	2,282,525	2,324,531	0.41
LSF12 Badger Bidco LLC (5)(13)	7/25/2023	S+6.00%	10.33%	8/30/2030	1,468,835	1,442,041	1,424,770	0.25
Total Machinery						$42,695,161	$43,002,898	7.59%

Metals & Mining
Arsenal AIC Parent LLC (13)	7/27/2023	S+2.75%	7.08%	8/18/2030	1,242,897	1,233,085	1,240,100	0.22
Total Metals & Mining						$1,233,085	$1,240,100	0.22%

Oil, Gas & Consumable Fuels
Drubit LLC (5)(13)	2/20/2025	S+5.50%	9.83%	1/31/2031	70,169,937	68,830,621	68,766,539	12.13
Limetree Bay Terminals, LLC (5)(13)	2/13/2024	S+4.50%/1% PIK	9.81%	12/11/2026	23,390,831	22,840,116	22,886,759	4.04
Limetree Bay Terminals, LLC (5)(13)	2/13/2024	S+6.50%/2% PIK	12.81%	2/12/2029	11,536,574	11,308,732	11,380,830	2.01
Total Oil, Gas & Consumable Fuels						$102,979,469	$103,034,128	18.18%

Personal Care Products
KDC/One Development Corporation, Inc. (8)(9)(13)	8/3/2023	S+4.00%	8.33%	8/15/2028	3,990,000	3,907,902	3,990,638	0.70
Total Personal Care Products						$3,907,902	$3,990,638	0.70%

Professional Services
CommerceHub, Inc. (13)	2/21/2025	S+4.00%	8.41%	12/29/2027	1,989,583	1,949,537	1,970,941	0.35
Grant Thornton Advisors LLC (13)	4/3/2025	S+3.00%	7.33%	6/2/2031	1,600,000	1,580,248	1,601,600	0.28
Teneo Holdings LLC (13)	3/8/2024	S+4.75%	9.08%	3/13/2031	1,561,202	1,549,215	1,574,862	0.28
Total Professional Services						$5,079,000	$5,147,403	0.91%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Software
DS Admiral Bidco, LLC (5)(13)	6/17/2024	S+4.25%	8.55%	6/26/2031	1,974,808	1,957,181	1,964,934	0.35
DTI Holdco, Inc. (13)	2/1/2023	S+4.00%	8.33%	4/26/2029	1,466,250	1,428,345	1,446,617	0.26
Total Software						$3,385,526	$3,411,551	0.61%

Specialty Retail
Array Midco, Corp. (5)(6)(8)(9)	12/31/2024	S+6.50%	13.00%	12/31/2029	12,785,196	6,923,872	6,923,894	1.22
Array Midco, Corp. (5)(8)(9)(13)	12/31/2024	S+6.50%	10.80%	12/31/2029	42,404,233	41,621,711	41,810,574	7.37
Spencer Spirit IH LLC (7)(13)	6/25/2024	S+4.75%	9.06%	7/15/2031	1,985,000	1,981,822	1,965,150	0.35
Total Specialty Retail						$50,527,405	$50,699,618	8.94%

Textiles, Apparel & Luxury Goods
IBG Borrower LLC (5)(13)	11/20/2023	S+5.00%	9.45%	8/22/2029	9,562,500	9,487,460	9,562,500	1.69
Total Textiles, Apparel & Luxury Goods						$9,487,460	$9,562,500	1.69%

Trading Companies & Distributors
Lincoln Metal Shop, Inc. (5)(13)	5/31/2023	S+6.00%	10.44%	6/7/2027	21,365,826	21,135,907	21,285,704	3.76
Lincoln Metal Shop, Inc. (5)(13)	5/31/2023	S+6.00%	10.45%	6/7/2027	5,499,963	5,404,420	5,479,338	0.97
RelaDyne Inc. (7)(13)	4/3/2023	S+4.00%	8.33%	12/23/2030	3,920,124	3,791,798	3,928,983	0.69
Total Trading Companies & Distributors						$30,332,125	$30,694,025	5.42%

Total First and Second Lien Debt						$977,250,387	$981,922,071	173.36%

Total Investments—non-controlled/non- affiliated						$993,128,586	$999,153,778	176.40%

Total Investments Portfolio						$993,128,586	$999,153,778	176.40%

Cash Equivalents
State Street Institutional Money Market Fund (12)						37,594,527	37,594,527	6.64
Total Cash Equivalents						$37,594,527	$37,594,527	6.64%
Total Portfolio Investments and Cash Equivalents						$1,030,723,113	$1,036,748,305	183.04%
Liabilities in excess of Other Assets							$(470,326,999)	(83.04)%
Net Assets							$566,421,306	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2025

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of June 30, 2025, rates for the 6 month, 3 month and 1 month E are 2.05%, 1.94%, and 1.93%, respectively. As of June 30, 2025, 6 month, 3 month and 1 month S are 4.15%, 4.29% and 4.32%%, respectively.
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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details
(7)
Position or portion thereof is unsettled as of June 30, 2025.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets totaled 11.27% of the Company’s total assets.
(9)
The issuer of this investment is domiciled in Canada.
(10)
The issuer of this investment is domiciled in Germany.
(11)
The issuer of this investment is domiciled in United Kingdom.
(12)
The annualized seven-day yield as of June 30, 2025 is 4.02%.
(13)
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

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2025

(Unaudited)

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	18,668,765	EUR	16,319,921	11/28/2025	$(733,825)

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months or less that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash equivalents are carried at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, we had $32,292,151 and $23,525,322, respectively, of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the consolidated statements of assets and liabilities. This is further discussed in Note 6. As of June 30, 2025 and December 31, 2024, we had $2,210,000 and $780,000, respectively, of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

The Company includes net realized gains (losses) and net change in unrealized appreciation (depreciation) on investments held resulting from foreign exchange rate fluctuations in foreign currency transactions in the Consolidated Statements of Operations, if any.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. As of June 30, 2025, there are no amounts owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the three months ended June 30, 2025, and June 30, 2024 the management fee was $1,691,116 and $899,154, respectively. For the six months ended June 30, 2025, and June 30, 2024 the management fee was $3,195,349 and $1,615,906, respectively.

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

For the three months ended June 30, 2025, and June 30, 2024, income-based incentive fees were $2,095,341 and $1,017,122, respectively. For the six months ended June 30, 2025, and June 30, 2024, income-based incentive fees were $3,772,701 and $1,709,772, respectively.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Advisory Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three months ended June 30, 2025, and June 30, 2024, the Company accrued capital gains incentive fees of $477,946 and $(68,141), respectively. For the six months ended June 30, 2025, and June 30, 2024, the Company accrued capital gains incentive fees of $90,495 and $72,984, respectively, of which none was currently payable on such dates under the Advisory Agreement.

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

For the three months ended June 30, 2025, and June 30, 2024, the Company incurred $266,046 and $266,874, respectively, in expenses under the Administration Agreement. For the six months ended June 30, 2025, and June 30, 2024, the Company incurred $501,124 and $533,748, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, there was $266,046 and $270,203, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

For the three months ended June 30, 2025, the Company accrued $82 of distribution and shareholder servicing fees attributable to Class S shares. For the six months ended June 30, 2025, the Company accrued $82 of distribution and shareholder servicing fees attributable to Class S shares. There were no Class D shares outstanding for the three and six months ended June 30, 2025.

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

For the three months ended June 30, 2025, and June 30, 2024, the Advisor provided $0 and $235,171 of expense support, respectively. For the six months ended June 30, 2025, and June 30, 2024, the Advisor provided $162,124 and $886,946 of expense support, respectively.

The Company did not have any obligation to make a Reimbursement Payment as of June 30, 2025 or December 31, 2024 under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $4,222,394.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$901,927,331	$904,946,788	90.58%	$662,123,702	$663,933,579	87.76%
Second lien debt	75,323,056	76,975,283	7.70%	73,104,525	75,443,518	9.97%
Equity	15,878,199	17,231,707	1.72%	15,878,199	17,146,234	2.27%
Total investments	$993,128,586	$999,153,778	100.00%	$751,106,426	$756,523,331	100.00%

The industry composition of investments based on fair value as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Oil, Gas & Consumable Fuels	10.32%	4.34%
Health Care Providers & Services	9.35	3.25
Building Products(1)	8.56	11.15
Entertainment	8.37	—
Electrical Equipment	7.16	4.47
Electric Utilities	6.26	5.04
Household Durables	5.33	7.14
Hotels, Restaurants & Leisure	5.12	5.96
Specialty Retail	5.07	5.77
Machinery	4.30	6.42
Automobile Components	4.14	5.42
Construction & Engineering	3.86	7.09
Commercial Services & Supplies	3.84	4.99
IT Services	3.70	5.45
Trading Companies & Distributors	3.07	4.18
Aerospace & Defense	2.62	2.69
Automobiles	1.91	2.68
Independent Power and Renewable Electricity Producers	1.90	2.94
Textiles, Apparel & Luxury Goods	0.96	1.29
Chemicals	0.61	0.37
Containers & Packaging	0.60	0.79
Professional Services	0.52	0.41
Personal Care Products	0.40	0.71
Gas Utilities	0.39	—
Software	0.34	0.71
Air Freight & Logistics	0.26	0.35
Distributors	0.23	0.26
Household Products	0.23	0.67
Insurance	0.20	0.26
Food Products	0.17	—
Metals & Mining	0.12	0.39
Ground Transportation	0.09	0.13
Energy Equipment & Services	—	3.99
Diversified Consumer Services	—	0.26
Technology Hardware, Storage & Peripherals	—	0.24
Construction Materials	—	0.19
Total	100.00%	100.00%
(1)
The industry classification for the issuer Globe Electric Company Inc was changed from Household Durables to Building Products as of March 31, 2025. This change was applied retrospectively to the December 31, 2024 Consolidated Schedule of Investments.

The geographic composition of investments at cost and fair value as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025				December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$879,067,175	$882,786,472	88.36%	155.85%	$645,248,857	$651,040,720	86.06%	145.63%
Canada	95,200,003	95,826,116	9.59%	16.92%	88,461,009	88,668,828	11.72%	19.83%
Germany	17,422,007	19,120,348	1.91%	3.38%	17,396,560	16,813,783	2.22%	3.76%
United Kingdom	1,439,401	1,420,842	0.14%	0.25%	—	—	—	—
Total	$993,128,586	$999,153,778	100.00%	176.40%	$751,106,426	$756,523,331	100.00%	169.22%

The following tables present the fair value hierarchy of the Company’s investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$122,514,557	$782,432,231	$904,946,788
Second Lien Debt	—	—	76,975,283	76,975,283
Equity	629,816	—	—	629,816
Subtotal	$629,816	$122,514,557	$859,407,514	$982,551,887
Investment measured at net asset value(1)				16,601,891
Total investments				$999,153,778
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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2025 and June 30, 2024, respectively:

	First Lien Debt	Second Lien Debt	Total
Balance as of March 31, 2025	$621,187,775	$76,315,930	$697,503,705
Purchases of investments	212,151,503	273,761	212,425,264
Proceeds from principal pre-payments and sales of investments	(71,275,923)	—	(71,275,923)
Payment-in-kind	529,517	813,637	1,343,154
Net accretion of discount on investments	2,301,821	182,994	2,484,815
Net realized gain (loss)	419,390	—	419,390
Net change in unrealized appreciation/(depreciation)	5,091,087	(611,039)	4,480,048
Transfers into Level 3	18,615,493	—	18,615,493
Transfers out of Level 3	(6,588,432)	—	(6,588,432)
Balance as of June 30, 2025	$782,432,231	$76,975,283	$859,407,514

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$4,032,931	$(611,039)	$3,421,892

	First Lien Debt	Second Lien Debt	Total
Balance as of December 31, 2024	$531,672,622	$75,443,518	$607,116,140
Purchases of investments	353,276,519	273,761	353,550,280
Proceeds from principal pre-payments and sales of investments	(113,860,187)	—	(113,860,187)
Payment-in-kind	1,013,699	1,588,770	2,602,469
Net accretion of discount on investments	3,831,807	355,999	4,187,806
Net realized gain (loss)	1,869,187	—	1,869,187
Net change in unrealized appreciation/(depreciation)	3,383,835	(686,765)	2,697,070
Transfers into Level 3	6,269,653	—	6,269,653
Transfers out of Level 3	(5,024,904)	—	(5,024,904)
Balance as of June 30, 2025	$782,432,231	$76,975,283	$859,407,514

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$4,177,151	$(686,765)	$3,490,386

Level 2 investments are valued using prices obtained from pricing services. The Company had $12,027,061 and $1,244,749 in transfers into Level 3 on a net basis during the three and six months ended June 30, 2025, respectively.

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

Level 2 investments are valued using prices obtained from pricing services. The Company had $8,265,423 and $8,213,678 in transfers into Level 3 on a net basis during the three and six months ended June 30, 2024.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of June 30, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value as of June 30, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average (1)
Second Lien Debt	$76,975,283	Discounted cash flow	Discount rate	11.42% - 15.50%	12.71%
First Lien Debt	751,691,914	Discounted cash flow	Discount rate	8.55% - 16.50%	10.89%
	30,740,317	Market quotations	Broker quoted price	96.50 - 100.13	99.07
	859,407,514

(1)
Unobservable inputs were weighted by the relative fair value of investments.

Investment Type	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Second Lien Debt	$75,443,518	Discounted cash flow	Discount rate	11.75% - 15.50%	12.86%
First Lien Debt	450,508,252	Discounted cash flow	Discount rate	9.34% - 17.00%	11.56%
	16,682,655	Market quotations	Broker quoted price	98.25 - 101.00	99.94
	64,481,715	Transactional Value(1)	N/A	N/A	N/A
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

The tables below present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivatives assets at fair value	$—	$—	$—	$—	$—
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(733,825)	$—	$(733,825)	$18,668,765
Total Derivatives liabilities at fair value	$—	$(733,825)	$—	$(733,825)	$18,668,765
Cash collateral posted				$2,210,000

	December 31, 2024
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$319,195	$—	$319,195	$17,224,192
Total Derivative assets at fair value	$—	$319,195	$—	$319,195	$17,224,192
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivative liabilities at fair value	$—	$—	$—	$—	$—
Cash collateral posted				$780,000

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2025 and June 30, 2024, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation)
Foreign currency forward contract	$(371,995)	$11,637	$(1,053,020)	$11,637
Net change in unrealized appreciation (depreciation)	$(371,995)	$11,637	$(1,053,020)	$11,637
Net realized gain (loss)
Foreign currency forward contract	$(1,083,416)	$—	$(1,083,416)	$—
Net realized gain (loss)	$(1,083,416)	$—	$(1,083,416)	$—

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

Note 6. Borrowings

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of June 30, 2025 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

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

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. In addition, under the Secured Credit Facility, KLCC SPV GS1 LLC is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of June 30, 2025 and December 31, 2024, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, KLCC SPV GS1 LLC is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of KLCC SPV GS1 LLC, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of KLCC SPV GS1 LLC and on any payments received by KLCC SPV GS1 LLC in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $457,104,745 on the consolidated statement of assets and liabilities as of June 30, 2025 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of KLCC SPV GS1 LLC are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following tables summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the three and six months ended June 30, 2025 and June 30, 2024, respectively:

	For the Three Months Ended June 30,
	2025	2024
Average Debt Outstanding	$396,390,459	$255,000,000
Effective Interest Rate	7.40%	9.24%
Weighted Average Interest Rate (1)	6.88%	8.79%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

	For the Six Months Ended June 30,
	2025	2024
Average Debt Outstanding	$363,662,612	$238,556,019
Effective Interest Rate	7.56%	9.54%
Weighted Average Interest Rate (1)	6.93%	8.80%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the three and six months ended June 30, 2025 and June 30, 2024, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended June 30,
	2025	2024
Borrowing interest expense	$6,800,699	$5,589,377
Minimum utilization fee	—	—
Non-utilization fees	261,902	113,750
Administration fee	50,099	—
Amortization of deferred financing costs	202,256	171,595
Total interest and credit facility fees	$7,314,956	$5,874,722

	For the Six Months Ended June 30,
	2025	2024
Borrowing interest expense	$12,490,085	$10,462,158
Minimum utilization fee	—	261,056
Non-utilization fees	685,474	280,486
Administration fee	91,421	—
Amortization of deferred financing costs	366,452	343,189
Total interest and credit facility fees	$13,633,432	$11,346,889

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of June 30, 2025 and December 31, 2024, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$15,196,604	$29,064,659
Unfunded revolver obligations	11,836,301	6,099,927
Total Unfunded	$27,032,905	$35,164,586

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at June 30, 2025 and December 31, 2024, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of June 30, 2025	Fair Value as of June 30, 2025
Array Midco, Corp.	Delayed Draw Term Loan	12/31/2029	5,682,309	(79,552)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(41,430)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	596,330	(596)
BP Loenbro Holdings Inc	Revolver	2/1/2029	2,201,835	(2,202)
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	5,983,654	(53,853)
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	4/1/2032	17,183	(76)
Kelso Industries LLC	Delayed Draw Term Loan	12/30/2029	213,457	-
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,619,800	(23,973)
MEI Buyer LLC	Revolver	6/29/2029	2,289,157	(33,651)
Mood Media Borrower, LLC	Revolver	5/30/2030	4,755,938	(93,216)
MRP Buyer, LLC	Delayed Draw Term Loan	6/4/2032	1,083,871	(16,930)
Total Unfunded Balances			$27,032,905	$(345,479)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2024	Fair Value as of December 31, 2024
Array Midco, Corp.	Delayed Draw Term Loan	12/31/2029	12,785,196	(127,782)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(90,628)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	1,834,862	—
BP Loenbro Holdings Inc	Revolver	2/1/2029	1,100,917	—
MEI Buyer LLC	Revolver	6/29/2029	2,409,639	(37,349)
Voltagrid LLC	Delayed Draw Term Loan	8/28/2025	3,453,751	(33,329)
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	10,084,811	(62,584)
Kelso Industries LLC	Delayed Draw Term Loan	12/30/2029	401,235	(6,019)
Tank Holding Corp.	Delayed Draw Term Loan	3/31/2028	245,604	(4,912)
The Action Environmental Group, Inc	Delayed Draw Term Loan	10/24/2030	259,200	2,592
Total Unfunded Balances			$35,164,586	$(360,011)

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

For the six months ended June 30, 2025 related parties made no purchases of the Company's Common Shares and for the six months ended June 30, 2024, related parties made purchases of 326,554 Class I shares of the Company for aggregate proceeds of $6,750,000.

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of June 30, 2025 and December 31, 2024, 18,174,385 and 14,559,724 Class I shares were owned by these affiliated feeder entities, respectively.

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025 and June 30, 2024:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024(1)		2025		2024(1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	1,875,664	$37,622,000	4,744,273	$97,359,157	4,517,006	$91,754,996	5,090,775	$104,522,157
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	524,658	$10,419,716	263,981	$5,361,226	1,435,593	$28,973,183	638,938	$13,125,543
Share repurchases	—	$—	—	$—	(736)	$(14,875)	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	2,400,322	$48,041,716	5,008,254	$102,720,383	5,951,863	$120,713,304	5,729,713	$117,647,700
Class S
Subscriptions	2,874	$57,900	—	$—	2,874	$57,900	—	$—
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	57	$1,142	—	$—	57	$1,142	—	$—
Share repurchases	—	$—	—	$—	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	2,931	$59,042	—	$—	2,931	$59,042	—	$—

(1) Transactions in Common Shares issued for the period January 1, 2024 through June 23, 2024 represent issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the six months ended June 30, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

There were no Class D shares outstanding for the three and six months ending June 30, 2025. There were no Class S or Class D shares outstanding for the three and six months ended June 30, 2024.

Net Asset Value per Share and Offering Price

The Administrator determines net asset value for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent net asset value per share available for each share class, which will be the prior calendar day net asset value per share (i.e. the prior month-end net asset value). The following tables summarize each month-end net asset value per share for Class I, Class S, and Class D Common Shares of beneficial interest during the six months ended June 30, 2025 and June 30, 2024:

	Net Asset Value Per Common Share
For the Months Ended	Class I	Class S
January 31, 2025	$20.37	$—
February 28, 2025	20.50	—
March 31, 2025(1)	20.07	—
April 30, 2025	20.15	20.15
May 31, 2025	19.86	19.85
June 30, 2025(1)	20.19	20.16

(1) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates from estimates to actuals.

Net Asset Value Per Common Share
For the Months Ended	Class I(1)
January 31, 2024	$20.72
February 29, 2024	20.87
March 31, 2024(2)	20.58
April 30, 2024	20.72
May 31, 2024	20.31
June 30, 2024(2)	20.48

(1) Common Shares issued for the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(2) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates from estimates to actuals.

There were no Class D shares outstanding for the six months ended June 30, 2025. There were no Class S or Class D shares outstanding for the six months ended June 30, 2024.

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

The following table summarizes the share repurchases completed for the six months ended June 30, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased (Class I)	Aggregate Dollar Amount of Shares Accepted for Repurchase
November 29, 2024(1)	December 31, 2024	$20.22	736	14,875
March 3, 2025	March 31, 2025	$20.07	—	—
May 30, 2025(2)	June 30, 2025	$20.18	26,300	530,729

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

(2) On May 30, 2025, the Company commenced a quarterly Tender Offer, pursuant to which the Company offered to repurchase up to 1,282,887 Common Shares, representing 5.0% of the Company’s Common Shares outstanding as of March 31, 2025. On June 30, 2025, the quarterly Tender Offer expired, and 26,299.77 Common Shares were tendered for repurchase. On July 31, 2025, the Company accepted the 26,299.77 Common Shares for purchase. The purchase price of the Common Shares tendered is the Company’s net asset value per Common Share as of June 30, 2025, or $20.18 per Common Share.

During the six months ended June 30, 2024, no shares were tendered for repurchase.

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

The following tables summarize the distribution declarations and Common Shares issued pursuant to the DRP for the six months ended June 30, 2025 and June 30, 2024, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$14,563,609	524,658	$10,419,716
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$42,131,486	1,435,593	$28,973,183

Of the total distributions paid during the three and six months ended June 30, 2025, $4,143,893 and $13,158,303 was distributed in cash, respectively. Of the total distributions paid for the six months ended June 30, 2025, $4,751,771 was payable as of December 31, 2024.

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$20,590,225	638,938	$13,125,543

(1) Common Shares issued for the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the three and six months ended June 30, 2024, $2,774,802 and $7,464,682 was distributed in cash, respectively. Of the total distributions paid for the six months ended June 30, 2024, $2,353,352 was payable as of December 31, 2023.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$1,523	57	$1,142

Of the total distributions paid during the three and six months ended June 30, 2025, $381 was distributed in cash.

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

For the six months ended June 30, 2025 and June 30, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the six months ended June 30, 2025 and June 30, 2024, respectively:

	For the Six Months Ended June 30,
	2025		2024(1)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	0.96	$26,919,693	0.77	$12,776,694
Net realized gains	0.03	770,235	0.10	1,657,169
Distributions in excess of net investment income	0.03	973,290	0.01	116,612
Total	1.02	$28,663,218	0.88	$14,550,475
(1)
Common Shares issued for the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

	For the Six Months Ended June 30,
	2025		2024(1)
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.33	$961	—	$—
Net realized gains	—	—	—	—
Distributions in excess of net investment income	0.19	562	—	—
Total	0.52	$1,523	—	$—

(1)
There were no Class S shares outstanding during the three and six months ended June 30, 2024.

There were no Class D shares outstanding during the three and six months ended June 30, 2025 and June 30, 2024.

Note 9. Financial Highlights

The following are financial highlights for the six months ended June 30, 2025 and June 30, 2024, respectively:

	Class I		Class S(8)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024(7)	2025	2024
Per Share Data:
Net asset value, beginning of period	$20.22	$20.55	$—	$—
Initial issuance of Class S shares			20.15
Results of operations:
Net investment income (loss)(1)	1.05	1.01	0.33	—
Net unrealized and realized gain (loss)(2)	0.01	0.07	0.21	—
Net increase (decrease) in net assets resulting from operations	1.06	1.08	0.54	—
Distribution declared (3)	(1.09)	(1.15)	(0.53)	—
Total increase (decrease) in net assets	(0.03)	(0.07)	0.01	—
Net asset value, end of period	$20.19	$20.48	$20.16	$—
Total return based on net asset value (4)	5.24%	5.26%	2.68%	—
Shares outstanding, end of period	28,058,049	16,514,981	2,931	—

Ratios and supplemental data:
Net assets, end of period	$566,362,224	$338,235,804	$59,082	$—
Weighted-average net assets	517,456,718	260,491,931	58,039	—
Weighted-average shares outstanding	25,655,623	12,650,659	2,902	—
Ratio of net expenses to weighted average net assets(5)	9.25%	13.20%	6.99%	—
Ratio of net expenses before voluntary waivers to weighted average net assets(5)	9.25%	13.20%	6.99%	—
Ratio of net investment income to weighted average net assets(5)	10.56%	9.61%	7.07%	—
Portfolio turnover	21.44%	31.41%	21.44%	—
Asset Coverage Ratio (6)	223.91%	232.64%	223.91%	—

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
(5)
Annualized, with the exception of certain non-recurring expenses. Annualization for Class S shares is for the period May 1, 2025 through December 31, 2025.
(6)
Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.
(7)
Common Shares issued for the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.
(8)
The date of first sale of Class S shares was May 1, 2025.

There were no Class D shares outstanding for the six months ended June 30, 2025. There were no Class S or Class D shares outstanding for the six months ended June 30, 2024.

Senior Securities

Information about our senior securities as of June 30, 2025 and December 31, 2024 are shown in the following table:

Class and period	Total Amount Outstanding	Asset Coverage Per Unit(1)	Involuntary Liquidating Preference Per Unit(2)	Market Value Per Unit(3)
June 30, 2025
Secured Credit Facility	$457,104,745	2,239.10	—	N/A
December 31, 2024
Secured Credit Facility	$342,685,745	2,304.60	—	N/A

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

Distributions

On August 12, 2025, the Board of Trustees declared distributions of $0.54 per Class I share and $0.497 per Class S share for the third quarter of 2025, payable on September 26, 2025 to shareholders of record on August 12, 2025.

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

Financial and Operating Highlights

	At June 30, 2025	At December 31, 2024
Investment Portfolio	$999,153,778	$756,523,331
Net assets Class I Shares	$566,362,224	$447,065,753
Net assets Class S Shares	$59,082	$447,065,753
Debt	$457,104,745	$342,685,745
Net asset value per share Class I Shares	$20.19	$20.22
Net asset value per share Class S Shares	$20.16	$—

	Portfolio Activity for the Six Months Ended June 30,
	2025	2024
Purchases during the period	$422,242,769	$304,246,026
Sales and principal repayments during the period	$189,395,914	$135,054,161
Net investments during the period	$232,846,855	$169,191,865
Number of portfolio companies at end of period	89	93
Weighted average contractual interest rate of investment commitments based on par	10.61%	11.38%

Portfolio and Investment Activity

As of June 30, 2025 and December 31, 2024, our investments consisted of the following:

	June 30, 2025		December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
First Lien	$904,946,788	90.58%	$663,933,579	87.76%
Second Lien	76,975,283	7.70%	75,443,518	9.97%
Equity	17,231,707	1.72%	17,146,234	2.27%
Total	$999,153,778	100.00%	$756,523,331	100.00%

As of June 30, 2025 and December 31, 2024, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$27,746,097	$16,430,310	$50,843,348	$29,542,916
Less: Net expenses	13,120,063	9,012,817	23,922,694	16,766,222
Net investment income (loss)	14,626,034	7,417,493	26,920,654	12,776,694
Net realized gains (losses)	(561,667)	610,459	770,171	1,657,169
Net change in unrealized appreciation (depreciation)	3,994,306	(1,149,056)	(442,877)	(911,204)
Net increase (decrease) in net assets resulting from operations	$18,058,673	$6,878,896	$27,247,948	$13,522,659
Net investment income (loss) per share	$0.52	$0.45	$0.96	$0.77
Net increase (decrease) in net assets resulting from operations per share	$0.64	$0.42	$0.97	$0.82

Investment Income

The composition of our investment income for the three and six months ended June 30, 2025 and June 30, 2024, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$27,213,943	$15,928,451	$49,784,982	$28,517,979
Dividend income	465,869	467,467	914,203	934,934
Fee income	66,285	34,392	144,163	90,003
Total investment income	$27,746,097	$16,430,310	$50,843,348	$29,542,916

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest and credit facility fees	$7,112,700	$5,703,127	$13,266,980	$11,003,701
Management fees	1,691,116	899,154	3,195,349	1,615,906
Income incentive fee	2,095,341	1,017,122	3,772,701	1,709,772
Capital gain incentive fees	477,946	(68,141)	90,495	72,984
Professional fees	803,476	622,133	1,833,145	1,222,284
Amortization of continuous offering costs	176,479	405,078	472,216	704,934
Administrative services expense	266,046	266,874	501,124	533,748
Amortization of deferred financing costs	202,256	171,595	366,452	343,189
Directors’ fees and expenses	100,000	99,999	200,000	199,998
Other expenses	194,703	131,047	386,356	246,652
Total expenses	13,120,063	9,247,988	24,084,818	17,653,168
Expense waiver	—	(235,171)	(162,124)	(886,946)
Net expenses	$13,120,063	$9,012,817	$23,922,694	$16,766,222

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gains (losses)	$(561,667)	$610,459	$770,171	$1,657,169
Net change in unrealized gains (losses) on investments	3,994,306	(1,149,056)	(442,877)	(911,204)
Net realized and unrealized gains (losses)	$3,432,639	$(538,597)	$327,294	$745,965

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of June 30, 2025, we had $457.10 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 223.91%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Equity

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025 and June 30, 2024:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024(1)		2025		2024(1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	1,875,664	$37,622,000	4,744,273	$97,359,157	4,517,006	$91,754,996	5,090,775	$104,522,157
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	524,658	$10,419,716	263,981	$5,361,226	1,435,593	$28,973,183	638,938	$13,125,543
Share repurchases	—	$—	—	$—	(736)	$(14,875)	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	2,400,322	$48,041,716	5,008,254	$102,720,383	5,951,863	$120,713,304	5,729,713	$117,647,700
Class S
Subscriptions	2,874	$57,900	—	$—	2,874	$57,900	—	$—
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	57	$1,142	—	$—	57	$1,142	—	$—
Share repurchases	—	$—	—	$—	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	2,931	$59,042	—	$—	2,931	$59,042	—	$—

(1) Transactions in Common Shares issued for the period January 1, 2024 through June 23, 2024 represent issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the six months ended June 30, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

There were no Class D shares outstanding for the three and six months ending June 30, 2025. There were no Class S or Class D shares outstanding for the three and six months ended June 30, 2024.

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

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the six months ended June 30, 2025 and June 30, 2024, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$14,563,609	524,658	$10,419,716
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$42,131,486	1,435,593	$28,973,183

Of the total distributions paid during the six months ended June 30, 2025, $13,158,303 was distributed in cash.

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$20,590,225	638,938	$13,125,543

Of the total distributions paid during the six months ended June 30, 2024, $7,464,682 was distributed in cash.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$1,523	57	$1,142

Of the total distributions paid during the six months ended June 30, 2025, $381 was distributed in cash.

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

For the six months ended June 30, 2025 and June 30, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the three and six months ended June 30, 2025 and June 30, 2024, respectively:

	For the Six Months Ended June 30,
	2025		2024(1)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	0.96	$26,919,693	0.77	$12,776,694
Net realized gains	0.03	770,235	0.10	1,657,169
Distributions in excess of net investment income	0.03	973,290	0.01	116,612
Total	1.02	$28,663,218	0.88	$14,550,475

(1)
Common Shares issued for the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

	For the Six Months Ended June 30,
	2025		2024(1)
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.33	$961	—	$—
Net realized gains	—	—	—	—
Distributions in excess of net investment income	0.19	562	—	—
Total	0.52	$1,523	—	$—

(1)
There were no Class S shares outstanding during the six months ended June 30, 2024.

There were no Class D shares outstanding during the three and six months ended June 30, 2025 and June 30, 2024.

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

For the three months ended June 30, 2025 and June 30, 2024, the management fee was $1,691,116 and $899,154, respectively. For the six months ended June 30, 2025 and June 30, 2024, the management fee was $3,195,349 and $1,615,906, respectively. For the three months ended June 30, 2025 and June 30, 2024, income-based incentive fees were $2,095,341 and $1,017,122, respectively. For the six months ended June 30, 2025 and June 30, 2024, income-based incentive fees were $3,772,701 and $1,709,772, respectively. For the three months ended June 30, 2025 and June 30, 2024, the Company accrued capital gains incentive fees of $477,946 and $(68,141), respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company accrued capital gains incentive fees of $90,495 and $72,984, respectively, of which none was payable on such date under the Advisory Agreement.

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

For the three months ended June 30, 2025, and June 30, 2024, the Company incurred $266,046 and $266,874, respectively, in expenses under the Administration Agreement. For the six months ended June 30, 2025, and June 30, 2024, the Company incurred $501,124 and $533,748, respectively, in expenses under the Administration Agreement. As of June 30, 2025 and December 31, 2024, there was $266,046 and $270,203, respectively, of administrative service expenses payable by the Company.

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

As of June 30, 2025, the total expense support provided by the Advisor since inception was $4,222,394.

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of June 30, 2025. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2025 and December 31, 2024, we had $15,196,604 and $29,064,659 in unfunded delayed draw term loan commitments, respectively, and $11,836,301 and $6,099,927 in unfunded revolver commitments, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The U.S. Federal Reserve and other central banks have raised interest rates multiple times in recent years. As a result, key base interest rates, such as SOFR and EURIBOR, may fluctuate over time. As of June 30, 2025, 93.76% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of June 30, 2025 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$28,535,024	$13,713,142	$14,821,882
Up 200 basis points	19,023,350	9,142,095	9,881,255
Up 100 basis points	9,511,675	4,571,047	4,940,628
Down 100 basis points	(8,961,763)	(4,571,047)	(4,390,716)
Down 200 basis points	(16,719,677)	(9,142,095)	(7,577,582)
Down 300 basis points	(21,745,210)	(13,713,142)	(8,032,068)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2025. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened material litigation.

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

There have been no material changes during the three months ended June 30, 2025 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Kennedy Lewis Capital Company

Date: August 12, 2025	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: August 12, 2025	By:	/s/ Anthony Pasqua
	Name:	Anthony Pasqua
	Title:	Chief Financial Officer