Form 10-Q
period 2025-09-30
Kennedy Lewis Capital Co
filed 2025-11-13
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common shares of beneficial interest, $0.01 par value per share (“Common Shares”), outstanding as of November 13, 2025 was 32,364,863, 31,395 and 0 of Class I, Class S and Class D Common Shares, respectively.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,000,488,936 and $751,106,426 at September 30, 2025 and December 31, 2024, respectively)	$997,355,982	$756,523,331
Controlled/affiliated investments (cost of $26,878,496 and $0 at September 30, 2025 and December 31, 2024, respectively)	27,809,832	—
Total investments at fair value	1,025,165,814	756,523,331
Cash and cash equivalents	2,790,167	13,437,972
Restricted cash and cash equivalents	37,350,624	24,305,322
Interest and fee receivable from non-controlled/non-affiliated investments	5,282,507	5,355,626
Interest and fee receivable from controlled/affiliated investments	262,928	—
Deferred financing costs (net of $1,805,052 and $1,234,121 in accumulated amortization at September 30, 2025 and December 31, 2024, respectively)	3,720,624	4,291,555
Deferred offering costs (net of $2,839,991 and $2,270,968 in accumulated amortization at September 30, 2025 and December 31, 2024, respectively)	201,614	420,856
Receivable for investments sold	16,718,101	14,323,332
Derivative assets at fair value (Note 5)	—	319,195
Due from Advisor	—	74,454
Other assets	151,387	56,250
Total assets	$1,091,643,766	$819,107,893

Liabilities
Secured Credit Facility (Note 6)	444,500,000	342,685,745
Distribution Payable	—	13,468,268
Payable for investments purchased	17,239,628	5,529,326
Interest and credit facility fees payable	5,155,734	3,997,833
Income incentive fee payable	3,147,864	1,434,404
Management fees payable	1,848,395	1,317,398
Deferred financing cost payable	1,425,000	1,500,000
Accrued capital gains incentive fee	678,029	1,049,209
Derivative liabilities at fair value (Note 5)	556,101	—
Due to Advisor and affiliates	475,913	270,203
Offering costs payable	16,428	7,440
Accrued expenses and other liabilities	1,641,996	782,314
Total liabilities	$476,685,088	$372,042,140

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (30,345,909 and 22,106,186 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	303,459	221,062
Additional paid in capital	612,204,618	443,931,292
Distributable earnings (loss)	2,450,601	2,913,399
Total net assets	$614,958,678	$447,065,753
Total liabilities and net assets	$1,091,643,766	$819,107,893

The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value Per Share	September 30, 2025(1) (Unaudited)	December 31, 2024(2)(3)
Class I Shares
Net Assets	$614,523,384	$447,065,753
Common Shares Outstanding	30,324,401	22,106,186
Net Asset value per share	$20.26	$20.22
Class S Shares
Net Assets	$435,294	$—
Common Shares Outstanding	21,508	—
Net Asset value per share	$20.24	$—
Class D Shares
Net Assets	$—	$—
Common Shares Outstanding		—
Net Asset value per share	$—	$—

(1) There were no Class D shares outstanding as of September 30, 2025

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

Kennedy Lewis Capital Company

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$35,881,191	$18,493,403	$85,666,174	$47,011,382
Dividend income	464,628	472,604	1,378,831	1,407,538
Fee income	59,290	30,716	203,454	120,719
Total investment income from non-controlled/non-affiliated investments	$36,405,109	$18,996,723	$87,248,459	$48,539,639
From controlled/affiliated investments
Interest income	262,928	—	262,928	—
Total investment income from controlled/affiliated investments	262,928	—	262,928	—
Total investment income	36,668,037	18,996,723	87,511,387	48,539,639

Expenses:
Interest and credit facility fees	7,879,439	5,753,081	21,146,419	16,756,782
Management fees	1,848,394	1,147,137	5,043,743	2,763,043
Income incentive fee	3,147,865	1,295,382	6,920,566	3,005,154
Capital gain incentive fees	(461,675)	(151,781)	(371,180)	(78,801)
Professional fees	772,831	630,870	2,605,977	1,853,154
Amortization of continuous offering costs	96,807	403,495	569,023	1,108,429
Administrative services expense	266,043	270,203	767,167	803,951
Amortization of deferred financing costs	204,479	173,480	570,931	516,669
Reimbursable expenses to Advisor	209,870	—	209,870	—
Directors’ fees and expenses	100,000	100,000	300,000	300,000
Other expenses	317,676	155,402	704,031	402,057
Total expenses	14,381,729	9,777,269	38,466,547	27,430,438
Expenses waived by the Advisor (Note 3)	—	(203,057)	(162,124)	(1,090,004)
Net expenses	14,381,729	9,574,212	38,304,423	26,340,434
Net investment income	22,286,308	9,422,511	49,206,964	22,199,205

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(9,096,076)	(1,758,878)	(10,744,325)	(2,671,714)
Controlled/affiliated investments	931,336	—	931,336	—
Derivative instruments (Note 5)	177,725	(599,133)	(875,296)	(587,496)
Foreign currency transactions	(63,631)	696,538	2,194,761	686,533
Net change in unrealized appreciation (depreciation)	(8,050,646)	(1,661,473)	(8,493,524)	(2,572,677)
Realized gain (loss):
Non-controlled/non-affiliated investments	4,306,119	479,918	6,144,647	2,138,708
Derivative instruments (Note 5)	—	—	(1,083,416)	—
Foreign currency transactions	(369)	—	14,689	(1,621)
Net realized gain (loss)	4,305,750	479,918	5,075,920	2,137,087
Net realized and unrealized gain (loss)	(3,744,896)	(1,181,555)	(3,417,604)	(435,590)
Net increase (decrease) in net assets resulting from operations	$18,541,412	$8,240,956	$45,789,360	$21,763,615

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025(1)	2024(2)(3)	2025(1)	2024(2)(3)
Operations:
Net investment income	$22,286,308	$9,422,511	$49,206,964	$22,199,205
Net realized gain (loss)	4,305,750	479,918	5,075,920	2,137,087
Net change in unrealized appreciation (depreciation)	(8,050,646)	(1,661,473)	(8,493,524)	(2,572,677)
Net increase (decrease) in net assets resulting from operations	18,541,412	8,240,956	45,789,360	21,763,615

Capital transactions:
Class I
Proceeds from issuance of common shares	34,395,000	52,869,000	126,149,996	157,391,157
Distribution of earnings	(16,020,938)	(10,656,800)	(44,684,156)	(25,207,275)
Repurchase of common shares	(530,729)	—	(545,604)	—
Reinvestments of distributions	11,784,619	6,762,718	40,757,802	19,888,261
Net increase (decrease) from share transactions	29,627,952	48,974,918	121,678,038	152,072,143
Class S
Proceeds from issuance of common shares	373,250	—	431,150	—
Distribution of earnings	(8,784)	—	(10,307)	—
Repurchase of common shares	—	—	—	—
Reinvestments of distributions	3,542	—	4,684	—
Net increase (decrease) from share transactions	368,008	—	425,527	—
Class D
Proceeds from issuance of common shares	—	—	—	—
Distribution of earnings	—	—	—	—
Repurchase of common shares	—	—	—	—
Reinvestments of distributions	—	—	—	—
Net increase (decrease) from share transactions	—	—	—	—
Total increase (decrease) in net assets	48,537,372	57,215,874	167,892,925	173,835,758
Net Assets, beginning of period	566,421,306	338,235,804	447,065,753	221,615,920
Net Assets, end of period	$614,958,678	$395,451,678	$614,958,678	$395,451,678

(1) There were no Class D shares outstanding as of September 30, 2025.

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

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$45,789,360	$21,763,615
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments non-controlled/non-affiliated investments	10,744,325	2,671,714
Net change unrealized (appreciation) depreciation on controlled/affiliated investments	(931,336)	—
Net change unrealized (appreciation) depreciation on derivative instruments	875,296	587,496
Net change unrealized (appreciation) depreciation on foreign currency and other transactions	(2,194,761)	(686,533)
Net realized (gain) loss on investments	(6,144,647)	(2,138,708)
Net realized (gain) loss on derivative instruments	1,083,416	—
Net realized (gain) loss on foreign currency and other transactions	(14,689)	1,621
Payment-in-kind interest capitalized	(4,321,405)	(3,380,583)
Net accretion of discount and amortization of premium	(9,411,671)	(4,778,617)
Amortization of deferred financing costs	570,931	516,669
Amortization of offering costs	569,023	1,108,429
Purchases of investments	(633,689,223)	(450,677,120)
Cash settlement of derivatives	(1,091,562)	—
Proceeds from sale of investments and principal repayments	377,329,070	193,363,481
Changes in operating assets and liabilities:
Interest receivable	(189,809)	(4,878,770)
Deferred offering costs	—	(1,223,320)
Receivable for investments sold	(2,394,769)	(4,663,600)
Due from Advisor	74,454	607,298
Other assets	(95,137)	(13,347)
Payable for investments purchased	11,710,302	23,891,032
Due to Advisor and affiliates	205,710	(35,045)
Management fee payable	530,997	457,129
Income incentive fee payable	1,713,460	643,020
Accrued capital gains incentive fee	(371,180)	(188,052)
Interest and credit facility fees payable	1,157,901	757,268
Accrued expenses and other liabilities	859,682	454,439
Net cash provided by (used in) operating activities	(207,636,262)	(225,840,484)

Cash flows from financing activities:
Proceeds from Secured Credit Facility	230,619,000	83,016,000
Repayment of Secured Credit Facility	(128,804,745)	—
Deferred financing cost paid	(75,000)	—
Distributions paid in cash	(17,400,245)	(11,358,764)
Deferred offering costs paid	(340,793)	—
Proceeds from issuance of common shares	126,581,146	157,391,157
Redemptions paid in cash	(545,604)	—
Net cash provided by (used in) financing activities	210,033,759	229,048,393
Net increase (decrease) in cash, cash equivalents and restricted cash	2,397,497	3,207,909
Cash, cash equivalents and restricted cash, beginning of period	37,743,294	73,025,293
Cash, cash equivalents and restricted cash, end of period	$40,140,791	$76,233,202

Supplemental information and non-cash activities:
Cash paid for interest	19,988,518	15,999,514
Restructuring of portfolio investments	23,085,896	—
Reinvestment of distributions	40,762,486	19,888,261
Accrued but unpaid deferred offering cost	16,428	274,585

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				14,792,309	$14,792,309	$16,760,426	2.73
Total Commercial Services & Supplies						$14,792,309	$16,760,426	2.73%

Household Durables
United Homes Group, Inc. (14)	12/6/2024				217,178	$1,085,890	$896,945	0.15
Total Household Durables						$1,085,890	$896,945	0.15%

Total Investments—non-controlled/non-affiliated(4) Equity Investments						$15,878,199	$17,657,371	2.88%
Total Equity Investments						$15,878,199	$17,657,371	2.88%

First and Second Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	1/11/2024	8.00%/7.00% PIK	15.00%	1/11/2028	22,401,438	22,019,058	22,039,655	3.58
HDI Aerospace Intermediate Holding III Corporation (14)	3/4/2025	S+4.50%	8.83%	2/11/2032	1,990,000	1,984,167	1,991,254	0.32
Karman Holdings LLC (5)(8)(14)	2/27/2025	S+3.50%	7.50%	4/1/2032	2,660,000	2,647,597	2,666,650	0.43
Total Aerospace & Defense						$26,650,822	$26,697,559	4.33%

Air Freight & Logistics
LaserShip, Inc. (14)	4/13/2023	S+1.50%/4.00%PIK	9.76%	8/10/2029	424,324	398,575	303,039	0.05
LaserShip, Inc. (14)	4/13/2023	S+1.50%/4.00%PIK	9.76%	8/10/2029	424,324	398,575	111,737	0.02
Total Air Freight & Logistics						$797,150	$414,776	0.07%

Automobile Components
First Brands Group, LLC (14)	2/3/2023	S+5.00%	9.57%	3/30/2027	1,484,496	1,466,610	522,231	0.08
Form Technologies LLC (14)	3/11/2025	S+5.75%	10.08%	7/19/2030	1,496,250	1,490,187	1,310,461	0.21
Jump Auto Holdings LLC (5)(14)	9/27/2024	S+6.75%	10.75%	9/30/2029	35,228,565	34,617,376	33,313,893	5.42
Power Stop, LLC (14)	6/7/2024	S+4.75%	9.16%	1/26/2029	3,948,218	3,839,002	3,188,186	0.52
Total Automobile Components						$41,413,175	$38,334,771	6.23%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Square German BidCo GmbH (5)(8)(10)(14)	6/25/2024	E+7.25%	9.25%	6/27/2029	19,371,836	17,436,539	19,032,829	3.09
Total Automobiles						$17,436,539	$19,032,829	3.09%

Biotechnology
Future Pak, LLC (5)(14)	9/23/2025	S+6.50%	10.75%	3/21/2030	48,304,275	47,823,549	47,823,549	7.78
Total Biotechnology						$47,823,549	$47,823,549	7.78%

Building Materials
ASI JBE Holdings LLC (5)(14)	7/28/2025	S+6.00%	10.16%	7/28/2031	33,517,376	32,861,798	32,847,028	5.34
ASI JBE Holdings LLC (5)(6)	7/28/2025	S+6.00%	10.16%	7/28/2031	6,703,475	4,562,346	4,558,363	0.74
ASI JBE Holdings LLC (5)(6)	7/28/2025	S+6.00%	—	7/28/2031	10,055,213	(97,565)	(201,104)	(0.03)
Total Building Materials						$37,326,579	$37,204,287	6.05%

Building Products
Globe Electric Company Inc (5)(8)(9)(14)(15)	7/25/2024	S+6.00%	10.20%	7/25/2029	43,005,344	42,657,300	42,992,442	6.99
Oscar AcquisitionCo, LLC (14)	2/1/2023	S+4.25%	8.25%	4/29/2029	987,277	982,315	920,192	0.15
PHRG Intermediate LLC (7)(14)	2/14/2025	S+4.00%	8.00%	2/20/2032	2,992,500	2,977,538	2,981,278	0.48
PrimeSource Brands (7)(14)	9/25/2025	S+4.50%	8.49%	3/15/2031	1,333,333	1,313,333	1,333,000	0.22
Trulite Holding Corp (5)(14)	2/22/2024	S+6.00%	10.29%	3/1/2030	1,925,000	1,894,308	1,915,375	0.31
Wyndham Home Products LLC (5)(14)	10/11/2024	S+6.25%	10.41%	10/11/2029	34,321,433	33,740,845	32,919,402	5.35
Total Building Products						$83,565,639	$83,061,689	13.50%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Chemicals
Ineos US Finance LLC (8)(11)(14)	3/12/2025	S+3.00%	7.16%	2/7/2031	1,488,722	1,437,704	1,332,406	0.22
Rohm Holding GmbH (14)	8/13/2024	S+5.50%/.25% PIK	9.70%	1/31/2029	2,977,419	2,891,124	2,636,505	0.43
Total Chemicals						$4,328,828	$3,968,911	0.65%

Commercial Services & Supplies
Gategroup Finance International S.à r.l (5)(8)(12)(14)	5/28/2025	S+4.25%	8.56%	5/28/2032	1,995,000	1,985,147	2,009,963	0.33
J-O Building Company LLC (5)(14)	6/28/2023	S+6.75%	10.75%	5/25/2028	12,258,279	12,145,875	12,319,570	2.00
Kelso Industries LLC (5)(14)	12/26/2024	S+5.75%	9.91%	12/30/2029	1,280,127	1,259,829	1,280,127	0.21
Kelso Industries LLC (5)(6)(14)	12/26/2024	S+5.75%	—	12/30/2029	141,235	(2,166)	—	0.00
Skopima Consilio Parent LLC (14)	8/7/2024	S+3.75%	7.91%	5/12/2028	1,979,897	1,979,897	1,671,786	0.27
The Action Environmental Group, Inc. (5)(14)	10/5/2023	S+3.75%	7.25%	10/24/2030	1,796,034	1,784,456	1,793,789	0.29
Total Commercial Services & Supplies						$19,153,038	$19,075,235	3.10%

Construction & Engineering
BP Loenbro Holdings Inc (5)	2/1/2024	S+5.75%	10.14%	2/1/2029	1,827,122	1,808,434	1,832,603	0.30
BP Loenbro Holdings Inc (5)(14)	2/1/2024	S+5.75%	10.14%	2/1/2029	15,717,890	15,546,156	15,765,044	2.56
BP Loenbro Holdings Inc (5)(14)	2/1/2024	S+5.75%	10.14%	2/1/2029	7,407,706	7,268,764	7,429,930	1.21
BP Loenbro Holdings Inc (5)(14)	2/1/2024	S+5.75%	10.14%	2/1/2029	3,600,917	3,555,146	3,611,720	0.59
BP Loenbro Holdings Inc (5)(6)	2/1/2024	S+5.75%	10.01%	2/1/2029	4,587,156	486,722	564,220	0.09
MEI Buyer LLC (5)	6/12/2023	S+5.00%	9.15%	6/29/2029	2,385,542	2,362,675	2,371,110	0.39
MEI Buyer LLC (5)(14)	6/12/2023	S+5.00%	9.16%	6/29/2029	14,917,253	14,602,023	14,820,291	2.41
MEI Buyer LLC (5)(6)	6/12/2023	S+5.00%	9.25%	6/29/2029	1,618,788	403,938	394,145	0.06
MEI Buyer LLC (5)(6)	6/12/2023	S+5.00%	—	6/29/2029	2,650,602	(49,513)	(25,048)	0.00
Total Construction & Engineering						$45,984,345	$46,764,015	7.61%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Distributors
American Auto Auction Group, LLC (14)	4/28/2023	S+4.50%	8.50%	5/28/2032	2,243,540	2,163,263	2,259,963	0.37
Total Distributors						$2,163,263	$2,259,963	0.37%

Electric Utilities
Bayonne Energy Center, LLC (7)(14)	9/22/2025	S+3.00%	6.99%	10/1/2032	4,454,545	4,432,272	4,443,409	0.72
Birdsboro Power LLC (5)(7)(14)	9/30/2025	S+3.25%	7.19%	10/8/2032	3,750,000	3,740,625	3,750,000	0.61
Carroll County Energy LLC (14)	6/24/2024	S+3.25%	7.25%	6/27/2031	2,105,243	2,087,097	2,108,317	0.34
Cogentrix Finance Holdco I, LLC (14)	2/13/2025	S+2.25%	6.41%	2/26/2032	2,362,500	2,357,036	2,365,453	0.38
Compass Power Generation, L.L.C. (14)	9/19/2024	S+3.25%	7.41%	4/14/2029	585,143	582,768	588,315	0.10
CPV Fairview, LLC (14)	8/8/2024	S+3.00%	7.16%	8/14/2031	1,796,515	1,788,648	1,799,210	0.29
CPV Shore Holdings, LLC (14)	1/24/2025	S+3.75%	7.75%	2/4/2032	5,590,110	5,539,018	5,639,023	0.92
Hill Top Energy Center, LLC (14)	6/17/2025	S+3.25%	7.41%	6/26/2032	3,990,000	3,980,327	3,990,000	0.65
Lackawanna Energy Center LLC (14)	7/20/2023	S+3.25%	7.25%	8/5/2032	1,579,017	1,575,142	1,590,465	0.26
MRP Buyer, LLC (14)	5/23/2025	S+3.25%	7.25%	6/4/2032	8,516,129	8,352,131	8,364,457	1.36
MRP Buyer, LLC (6)(14)	5/23/2025	S+3.25%	7.25%	6/4/2032	1,083,871	636,855	634,115	0.10
Oregon Clean Energy, LLC (14)	6/26/2024	S+3.50%	7.50%	7/12/2030	2,931,983	2,919,449	2,942,157	0.48
Potomac Energy Center, LLC (14)	6/6/2023	S+3.00%	7.32%	3/14/2032	6,000,000	5,970,549	6,018,780	0.98
South Field Energy LLC (14)	8/15/2024	S+3.00%	7.00%	8/29/2031	132,043	139,222	132,153	0.02
South Field Energy LLC (14)	8/15/2024	S+3.00%	7.00%	8/29/2031	2,196,857	2,182,299	2,198,680	0.36
West Deptford Energy Holdings, LLC (14)	1/27/2025	S+4.00%	8.16%	7/24/2032	7,980,000	7,941,011	7,906,185	1.29
Total Electric Utilities						$54,224,449	$54,470,719	8.86%

Energy Equipment & Services
Astro Acquisition, LLC (14)	8/14/2025	S+3.25%	7.12%	8/30/2032	2,000,000	1,995,043	2,006,260	0.33
Total Energy Equipment & Services						$1,995,043	$2,006,260	0.33%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Entertainment
Mood Media Borrower, LLC (5)(14)	5/30/2025	S+6.75%	10.75%	5/30/2030	68,900,368	67,593,445	67,591,261	10.99
Mood Media Borrower, LLC (5)(6)	5/30/2025	S+6.75%	10.77%	5/30/2030	5,226,159	1,209,114	1,207,243	0.20
Total Entertainment						$68,802,559	$68,798,504	11.19%

Food Products
Alltech Inc (14)	3/10/2025	S+4.25%	8.53%	8/13/2030	1,741,250	1,733,067	1,741,250	0.28
Total Food Products						$1,733,067	$1,741,250	0.28%

Gas Utilities
Long Ridge Energy LLC (14)	2/7/2025	S+4.50%	8.50%	2/19/2032	3,980,000	3,943,014	3,886,709	0.63
Total Gas Utilities						$3,943,014	$3,886,709	0.63%

Ground Transportation
Odyssey Logistics & Technology Corporation (14)	7/20/2023	S+4.50%	8.66%	10/12/2027	980,000	977,406	871,387	0.14
Total Ground Transportation						$977,406	$871,387	0.14%

Health Care Providers & Services
ADMI Corp. (aka Aspen Dental) (14)	3/6/2024	S+5.75%	9.91%	12/23/2027	1,965,000	1,965,000	1,899,919	0.31
Charlotte Buyer, Inc. (14)	2/1/2023	S+4.25%	8.43%	2/11/2028	3,411,961	3,374,944	3,404,694	0.55
Endo1 Partners, LLC (5)(14)	5/23/2025	S+7.50/.475% PIK	12.14%	5/23/2030	75,475,629	73,951,548	74,630,302	12.14
HAH Group Holdings Company LLC (14)	2/7/2023	S+5.00%	9.16%	9/24/2031	2,620,200	2,584,967	2,352,442	0.38
LSCS Holdings, Inc. (14)	9/11/2024	S+4.50%	8.50%	3/4/2032	3,462,119	3,452,887	3,402,986	0.55
Total Health Care Providers & Services						$85,329,346	$85,690,343	13.93%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(14)	12/19/2024	S+5.25%	9.16%	12/31/2029	23,021,101	22,769,706	23,136,207	3.76
CC Interholdings LLC (5)(6)(14)	12/19/2024	S+5.25%	9.17%	12/31/2029	10,084,811	4,761,940	4,891,133	0.80
Total Hotels, Restaurants & Leisure						$27,531,646	$28,027,340	4.56%

Household Durables
Great Southern Homes, Inc. (5)(14)(16)	12/11/2024	S+7.25%	11.40%	12/11/2030	54,294,466	53,314,178	52,462,027	8.53
Total Household Durables						$53,314,178	$52,462,027	8.53%

Household Products
American Greetings Corporation (14)	2/2/2023	S+5.75%	9.91%	10/30/2029	477,673	480,694	477,673	0.08
Staples, Inc. (14)	2/1/2023	S+5.75%	10.05%	9/4/2029	1,972,556	1,909,364	1,866,255	0.30
Total Household Products						$2,390,058	$2,343,928	0.38%

Independent Power and Renewable Electricity Producers
EFS Cogen Holdings I LLC (14)	9/27/2024	S+3.00%	7.00%	10/3/2031	2,016,667	2,007,685	2,028,323	0.33
Invenergy Thermal Operating I LLC (14)	8/4/2023	S+3.50%	7.75%	5/17/2032	874,231	865,879	879,328	0.14
Invenergy Thermal Operating I LLC (14)	8/4/2023	S+3.50%	7.75%	5/17/2032	62,500	61,903	62,864	0.01
Red Oak Power, LLC (5)(14)	9/22/2025	S+5.25%	9.25%	9/22/2031	87,740,082	85,992,123	85,992,123	13.98
Total Independent Power and Renewable Electricity Producers						$88,927,590	$88,962,638	14.46%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
IT Services
Best Practices Associates, L.L.C. (5)(14)	11/8/2024	S+6.75%	10.77%	11/8/2029	34,437,335	33,399,566	33,989,645	5.53
Best Practices Associates, L.L.C. (5)(6)	11/8/2024	S+6.75%	—	11/8/2029	2,589,371	(74,399)	(33,662)	(0.01)
Physician Partners LLC	4/4/2023	S+1.50%/2.50%PIK	8.15%	12/31/2029	714,971	689,200	310,119	0.05
Physician Partners LLC	4/4/2023	S+1.50%/4.00%PIK	9.65%	12/31/2030	161,703	155,754	31,532	0.01
Physician Partners LLC (14)	4/4/2023	S+6.00%	10.00%	12/31/2029	149,840	149,840	121,370	0.02
Total IT Services						$34,319,961	$34,419,004	5.60%

Machinery
Cleanova US Holdings LLC (5)(14)	5/22/2025	S+4.75%	8.81%	6/14/2032	5,000,000	4,831,317	4,975,000	0.81
DS Parent Inc (14)	12/15/2023	S+5.50%	9.50%	1/31/2031	1,975,000	1,894,153	1,823,578	0.30
Dune Acquisition, Inc. (5)(14)	8/20/2024	S+6.25%	10.41%	11/20/2030	32,772,836	32,187,498	32,690,904	5.32
LSF12 Badger Bidco LLC (5)(14)	7/25/2023	S+6.00%	9.66%	8/30/2030	1,832,676	1,806,988	1,828,094	0.30
Merlin Buyer Inc. (5)(7)(14)	5/22/2024	S+4.00%	8.00%	12/14/2028	1,795,349	1,790,860	1,799,837	0.29
Total Machinery						$42,510,816	$43,117,413	7.02%

Oil, Gas & Consumable Fuels
Drubit LLC (5)(14)	2/20/2025	S+5.50%	9.66%	1/31/2031	67,651,788	66,404,762	66,298,752	10.78
Limetree Bay Terminals, LLC (5)(14)	2/13/2024	S+4.50%/1% PIK	9.73%	12/11/2026	23,802,104	23,341,141	23,373,666	3.80
Limetree Bay Terminals, LLC (5)(14)	2/13/2024	S+6.50%/2% PIK	12.73%	2/12/2029	11,750,889	11,551,041	11,604,002	1.89
Total Oil, Gas & Consumable Fuels						$101,296,944	$101,276,420	16.47%

Software
DS Admiral Bidco, LLC (14)	6/17/2024	S+4.25%	8.41%	6/26/2031	1,940,921	1,924,148	1,937,680	0.32
DTI Holdco, Inc. (14)	2/1/2023	S+4.00%	8.16%	4/26/2029	1,462,575	1,426,867	1,297,129	0.21
Total Software						$3,351,015	$3,234,809	0.53%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Specialty Retail
Array Midco, Corp. (5)(6)(8)(9)	12/31/2024	P+5.50%	12.75%	12/31/2029	12,767,439	6,916,392	6,689,339	1.09
Array Midco, Corp. (5)(8)(9)(14)	12/31/2024	S+6.50%	10.49%	12/31/2029	42,297,690	41,551,800	40,986,462	6.66
Spencer Spirit IH LLC (14)	6/25/2024	S+4.75%	8.97%	7/15/2031	1,980,000	1,976,950	1,973,407	0.32
Total Specialty Retail						$50,445,142	$49,649,208	8.07%

Textiles, Apparel & Luxury Goods
IBG Borrower LLC (5)(14)	11/20/2023	S+5.00%	9.15%	8/22/2029	9,500,000	9,429,048	9,500,000	1.54
Total Textiles, Apparel & Luxury Goods						$9,429,048	$9,500,000	1.54%

Trading Companies & Distributors
Lincoln Metal Shop, Inc. (5)(14)	5/31/2023	S+6.00%	10.20%	6/7/2027	19,015,224	18,834,838	16,448,169	2.67
Lincoln Metal Shop, Inc. (5)(14)	5/31/2023	S+6.00%	10.13%	6/7/2027	4,899,971	4,824,895	4,238,475	0.69
RelaDyne Inc. (14)	4/3/2023	S+4.00%	7.66%	12/23/2030	3,910,324	3,786,795	3,916,424	0.64
Total Trading Companies & Distributors						$27,446,528	$24,603,068	4.00%

Total First and Second Lien Debt						$984,610,737	$979,698,611	159.30%

Total Investments—non-controlled/non- affiliated						$1,000,488,936	$997,355,982	162.18%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—controlled/affiliated(4) Equity Investments
Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(17)	8/12/2025				34,060	$1,584,471	$1,465,261	0.24
Total Hotels, Restaurants & Leisure						$1,584,471	$1,465,261	0.24%

Total Investments—controlled/affiliated(4) Equity Investments						$1,584,471	$1,465,261	0.24%
Total Equity Investments						$1,584,471	$1,465,261	0.24%

Second Lien Debt Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(16)(17)	8/12/2025	10.00% PIK	10.00%	5/10/2028	19,487,070	25,294,025	26,344,571	4.28
Total Hotels, Restaurants & Leisure						$25,294,025	$26,344,571	4.28%

Total Second Lien Debt						$25,294,025	$26,344,571	4.28%

Total Investments—controlled/ affiliated						$26,878,496	$27,809,832	4.52%

Total Investments Portfolio						$1,027,367,432	$1,025,165,814	166.70%

Cash Equivalents
State Street Institutional Money Market Fund (13)						23,778,996	23,778,996	3.87
Total Cash Equivalents						$23,778,996	$23,778,996	3.87%
Total Portfolio Investments and Cash Equivalents						$1,051,146,428	$1,048,944,810	170.57%
Liabilities in excess of Other Assets							$(433,986,132)	(70.57)%
Net Assets							$614,958,678	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Unless otherwise indicated, the debt investments are first lien positions.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of September 30, 2025, rates for the 6 month, 3 month and 1 month E are 2.10%, 2.03%, and 1.93%, respectively. As of September 30, 2025, 6 month, 3 month and 1 month S are 3.85%, 3.98% and 4.02%%, respectively. As of September 30, 2025, the rate for P is 7.25%
(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America U.S. GAAP.
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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details
(7)
Position or portion thereof is unsettled as of September 30, 2025.
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets totaled 10.60% of the Company’s total assets.
(9)
The issuer of this investment is domiciled in Canada.
(10)
The issuer of this investment is domiciled in Germany.
(11)
The issuer of this investment is domiciled in United Kingdom.
(12)
The issuer of this investment is domiciled in Luxembourg.
(13)
The annualized seven-day yield as of September 30, 2025 is 3.84%.
(14)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.
(15)
The industry classification for the issuer was changed from Household Durable to Building Products as of March 31, 2025. This change was applied retrospectively to the December 31, 2024 Consolidated Schedule of Investments.
(16)
Investment represents a second lien position.
(17)
As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the nine months ended September 30, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/(Depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Dividend and Interest Income
Controlled/Affiliated Second Lien Debt
IC 3700 Flamingo Road LLC	$—	$25,294,025	$—	$1,050,546	$—	$26,344,571	$262,928
Equity
IC 3700 Flamingo Road LLC	—	1,584,471	—	(119,210)	—	1,465,261	—
Total Controlled/Affiliated	$—	$26,878,496	$—	$931,336	$—	$27,809,832	$262,928

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	18,668,765	EUR	16,319,921	11/28/2025	$(556,101)

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

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
ADMI Corp. (aka Aspen Dental) (12)	3/6/2024	S+5.75%	10.11%	12/23/2027	1,980,000	1,980,000	1,983,960	0.44
ADMI Corp. (aka Aspen Dental) (12)	3/6/2024	S+3.75%	8.22%	12/23/2027	994,859	976,522	976,205	0.22
Charlotte Buyer, Inc. (12)	2/1/2023	S+4.75%	9.20%	2/11/2028	3,437,744	3,390,166	3,455,793	0.77
Crisis Prevention Institute Inc (12)	12/12/2024	S+4.00%	8.43%	4/9/2031	1,583,333	1,575,998	1,585,313	0.35
HAH Group Holdings Company LLC (12)	2/7/2023	S+5.00%	9.36%	9/24/2031	2,640,000	2,601,379	2,636,700	0.59
Heartland Dental, LLC (12)	4/12/2023	S+4.50%	8.86%	4/28/2028	4,024,929	3,953,558	4,027,867	0.90
Imagefirst Holdings, LLC (5)(12)	4/27/2023	S+4.25%	8.58%	4/27/2028	3,945,158	3,874,401	3,945,158	0.88
LSCS Holdings, Inc. (12)	9/11/2024	S+4.61%	8.97%	12/16/2028	1,492,308	1,492,308	1,499,769	0.34
Team Services Group (12)	4/4/2023	S+5.00%	9.47%	12/20/2027	1,470,714	1,460,164	1,473,171	0.33
Team Services Group, LLC (12)	4/4/2023	S+5.25%	9.61%	12/20/2027	500,000	491,198	500,835	0.11
U.S. Anesthesia Partners, Inc. (12)	8/9/2024	S+4.25%	8.92%	10/1/2028	2,487,147	2,419,291	2,471,602	0.55
Total Health Care Providers & Services						$24,214,985	$24,556,373	5.48%

Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(12)	12/19/2024	S+5.25%	9.62%	12/31/2029	23,195,064	22,906,746	22,906,746	5.12
CC Interholdings LLC (5)(6)(12)	12/19/2024	S+5.25%	—	12/31/2029	10,084,811	(62,584)	(62,584)	(0.01)
Ranger Holdco Spe LLC (5)(14)	6/13/2023	15.00% PIK	15.00%	8/8/2028	20,670,207	19,888,560	22,234,941	4.97
Total Hotels, Restaurants & Leisure						$42,732,722	$45,079,103	10.08%

Household Durables
Great Southern Homes, Inc. (5)(12)(14)	12/11/2024	S+7.25%	11.70%	12/11/2030	54,294,466	53,215,964	53,208,576	11.90
Total Household Durables						$53,215,964	$53,208,576	11.90%

Household Products
American Greetings Corporation (12)	2/2/2023	S+5.75%	10.11%	10/30/2029	486,918	490,436	489,265	0.11
Journey Personal Care Corp. (12)	4/28/2023	S+3.75%	8.11%	3/1/2028	2,720,318	2,720,318	2,717,761	0.61
Staples, Inc. (12)	2/1/2023	S+5.75%	10.18%	9/4/2029	1,987,500	1,914,730	1,895,896	0.42
Total Household Products						$5,125,484	$5,102,922	1.14%

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
(14)
Investment represents a second lien position.

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

Notes to the Consolidated Financial Statements

Note 1. Organization

Organization

Kennedy Lewis Capital Company (the “Company”), is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a business development company (a “BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company is externally managed by Kennedy Lewis Capital Holdings LLC (the “Advisor”), a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) pursuant to an investment advisory agreement between the Company and the Advisor (the “Advisory Agreement”). Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with Kennedy Lewis Capital Holdings LLC and its affiliates, “Kennedy Lewis”) is registered with the SEC as an investment adviser under the Advisers Act. The Advisor has entered into a resource sharing agreement (“Resource Sharing Agreement”) with Kennedy Lewis Management, pursuant to which Kennedy Lewis Management makes certain personnel and resources available to the Advisor to provide certain investment advisory services to the Company. Kennedy Lewis Management serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”).

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

On December 9, 2022, the Company established KLCC SPV GS1 LLC (“Subsidiary I”), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Loan Facility, as defined in Note 6—Borrowings. Subsidiary I is a disregarded entity for tax purposes.

On January 10, 2023, the Company established KLCC Blocker LLC (“Subsidiary II” and collectively with Subsidiary I, the
“Subsidiaries”), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary II has filed an election to be treated as a corporation for tax purposes.

Fiscal Year End

The Company was formed on February 10, 2022, and commenced operations on February 1, 2023. Its fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of the Subsidiaries. The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the consolidated financial statements presented herein.

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

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s Subsidiaries, in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months or less that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash equivalents are carried at cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, we had $35,140,624 and $23,525,322, respectively, of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the consolidated statements of assets and liabilities. This is further discussed in Note 6. As of September 30, 2025 and December 31, 2024, we had $2,210,000 and $780,000, respectively, of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

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

PIK Income

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK interest represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK interest is recorded as interest income. Because the Company has elected to be treated as a RIC for U.S. federal income purposes under Subchapter M of the Code, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. As of September 30, 2025, there are no amounts owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement.

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

Subsidiary II, which is subject to tax as a corporation, allows the Company to hold equity securities of certain portfolio companies treated as pass-through entities for U.S. federal income tax purposes while facilitating the Company’s ability to qualify as a
RIC under the Code. Any investments held through Subsidiary II generally are subject to U.S. federal income and other taxes, and therefore the Company can expect to achieve a reduced after-tax yield on such investments.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the three months ended September 30, 2025, and September 30, 2024 the management fee was $1,848,394 and $1,147,137, respectively. For the nine months ended September 30, 2025, and September 30, 2024 the management fee was $5,043,743 and $2,763,043, respectively.

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

For the three months ended September 30, 2025, and September 30, 2024, income-based incentive fees were $3,147,865 and $1,295,382, respectively. For the nine months ended September 30, 2025, and September 30, 2024, income-based incentive fees were $6,920,566 and $3,005,154, respectively.

Capital Gains Incentive Fee. The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP (the “Capital Gains Incentive Fee”). Subsequent to any Exchange Listing, the Company will pay the Advisor the Income Incentive Fee and Capital Gains Incentive Fee described above except that all of the 12.5% figures referenced therein will be increased to 15.0%.

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Advisory Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three months ended September 30, 2025, and September 30, 2024, the Company accrued capital gains incentive fees of $(461,675) and $(151,781), respectively. For the nine months ended September 30, 2025, and September 30, 2024, the Company accrued capital gains incentive fees of $(371,180) and $(78,801), respectively, of which none was currently payable on such dates under the Advisory Agreement.

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

For the three months ended September 30, 2025, and September 30, 2024, the Company incurred $266,043 and $270,203, respectively, in expenses under the Administration Agreement. For the nine months ended September 30, 2025, and September 30, 2024, the Company incurred $767,167 and $803,951, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, there was $266,043 and $270,203, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled”
companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The Company has made investments in a controlled, affiliated company, IC 3700 Flamingo Road LLC, a holding company for the Rio Hotel.

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

The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s DRP (as defined below).

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

For the three months ended September 30, 2025, the Company accrued $549 of distribution and shareholder servicing fees attributable to Class S shares. For the nine months ended September 30, 2025, the Company accrued $631 of distribution and shareholder servicing fees attributable to Class S shares. There were no Class D shares outstanding for the three and nine months ended September 30, 2025.

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

For the three months ended September 30, 2025, and September 30, 2024, the Advisor provided $0 and $203,057 of expense support, respectively. For the nine months ended September 30, 2025, and September 30, 2024, the Advisor provided $162,124 and $1,090,004 of expense support, respectively.

As of September 30, 2025, the Company had an obligation to make a Reimbursement Payment of $209,870 under the Expense Support and Conditional Reimbursement Agreement. As of December 31, 2024, no such obligation existed. The cumulative amount incurred from formation that is subject to future potential reimbursement is $4,012,524.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$931,296,559	$927,236,584	90.44%	$662,123,702	$663,933,579	87.76%
Second lien debt	78,608,203	78,806,598	7.69%	73,104,525	75,443,518	9.97%
Equity	17,462,670	19,122,632	1.87%	15,878,199	17,146,234	2.27%
Total investments	$1,027,367,432	$1,025,165,814	100.00%	$751,106,426	$756,523,331	100.00%

The industry composition of investments based on fair value as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Oil, Gas & Consumable Fuels	9.87%	4.34%
Independent Power and Renewable Electricity Producers	8.67	2.94
Health Care Providers & Services	8.36	3.25
Building Products(1)	8.10	11.15
Entertainment	6.71	—
Hotels, Restaurants & Leisure	5.45	5.96
Electric Utilities	5.31	5.04
Household Durables	5.21	7.14
Specialty Retail	4.84	5.77
Biotechnology	4.67	—
Construction & Engineering	4.56	7.09
Machinery	4.21	6.42
Automobile Components	3.74	5.42
Building Materials	3.63	—
Commercial Services & Supplies	3.48	4.99
IT Services	3.36	5.45
Aerospace & Defense	2.60	2.69
Trading Companies & Distributors	2.40	4.18
Automobiles	1.86	2.68
Textiles, Apparel & Luxury Goods	0.93	1.29
Chemicals	0.39	0.37
Gas Utilities	0.38	—
Software	0.32	0.71
Household Products	0.23	0.67
Distributors	0.22	0.26
Energy Equipment & Services	0.20	3.99
Food Products	0.17	—
Ground Transportation	0.09	0.13
Air Freight & Logistics	0.04	0.35
Electrical Equipment	—	4.47
Containers & Packaging	—	0.79
Personal Care Products	—	0.71
Professional Services	—	0.41
Metals & Mining	—	0.39
Diversified Consumer Services	—	0.26
Insurance	—	0.26
Technology Hardware, Storage & Peripherals	—	0.24
Construction Materials	—	0.19
Total	100.00%	100.00%
(1)
The industry classification for the issuer Globe Electric Company Inc was changed from Household Durables to Building Products as of March 31, 2025. This change was applied retrospectively to the December 31, 2024 Consolidated Schedule of Investments.

The geographic composition of investments at cost and fair value as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$915,382,607	$912,122,373	88.97%	148.32%	$645,248,857	$651,040,720	86.06%	145.63%
Canada	91,125,422	90,668,243	8.84%	14.74%	88,461,009	88,668,828	11.72%	19.83%
Germany	17,436,539	19,032,829	1.86%	3.09%	17,396,560	16,813,783	2.22%	3.76%
Luxembourg	1,985,160	2,009,963	0.20%	0.33%	—	—	—	—
United Kingdom	1,437,704	1,332,406	0.13%	0.22%	—	—	—	—
Total	$1,027,367,432	$1,025,165,814	100.00%	166.70%	$751,106,426	$756,523,331	100.00%	169.22%

The following tables present the fair value hierarchy of the Company’s investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$107,574,080	$819,662,504	$927,236,584
Second Lien Debt	—	—	78,806,598	78,806,598
Equity	896,945	—	1,465,261	2,362,206
Subtotal	$896,945	$107,574,080	$899,934,363	$1,008,405,388
Investment measured at net asset value(1)				16,760,426
Total investments				$1,025,165,814
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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2025 and September 30, 2024, respectively:

	First Lien Debt	Second Lien Debt	Equity	Total
Balance as of June 30, 2025	$782,432,231	$76,975,283	$—	$859,407,514
Purchases of investments	186,110,074	4,123,951	—	190,234,025
Proceeds from principal pre-payments and sales of investments	(140,086,461)	—	—	(140,086,461)
Payment-in-kind	1,111,037	560,323	—	1,671,360
Net accretion of discount on investments	4,439,973	104,320	—	4,544,293
Net realized gain (loss)	4,293,409	81,024	—	4,374,433
Net change in unrealized appreciation/(depreciation)	(5,727,835)	(1,453,832)	(119,210)	(7,300,877)
Transfers into Level 3(1)	2,003,760	—	1,584,471	3,588,231
Transfers out of Level 3(1)	(14,913,684)	(1,584,471)	—	(16,498,155)
Balance as of September 30, 2025	$819,662,504	$78,806,598	$1,465,261	$899,934,363

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(2,841,395)	$812,792	$(119,210)	$(2,147,813)

	First Lien Debt	Second Lien Debt	Equity	Total
Balance as of December 31, 2024	$531,672,622	$75,443,518	$—	$607,116,140
Purchases of investments	525,369,095	4,397,712	—	529,766,807
Proceeds from principal pre-payments and sales of investments	(249,895,176)	—	—	(249,895,176)
Payment-in-kind	2,124,737	2,149,094	—	4,273,831
Net accretion of discount on investments	8,266,518	460,319	—	8,726,837
Net realized gain (loss)	6,215,743	81,024	—	6,296,767
Net change in unrealized appreciation/(depreciation)	(2,462,842)	(2,140,598)	(119,210)	(4,722,650)
Transfers into Level 3(1)	3,396,713	—	1,584,471	4,981,184
Transfers out of Level 3(1)	(5,024,906)	(1,584,471)	—	(6,609,377)
Balance as of September 30, 2025	$819,662,504	$78,806,598	$1,465,261	$899,934,363

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(686,150)	$205,783	$(119,210)	$(599,577)
(1)
The transfers into and out of Level 3 for Equity and Second Lien Debt, respectively, represent a restructuring of a second lien debt investment into an equity investment.

Level 2 investments are valued using prices obtained from pricing services. The Company had $(12,909,924) and $(1,628,193) in transfers into Level 3 on a net basis during the three and nine months ended September 30, 2025, respectively.

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

Level 2 investments are valued using prices obtained from pricing services. The Company had $(7,737,434) and $(3,447,046) in transfers into Level 3 on a net basis during the three and nine months ended September 30, 2024, respectively.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of September 30, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value as of September 30, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Equity	$1,465,261	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	9.00%	9.00%
Second Lien Debt	52,462,027	Discounted cash flow	Discount rate	11.50% - 11.50%	11.50%
	26,344,571	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	9.00%	9.00%
First Lien Debt	663,827,997	Discounted cash flow	Discount rate	8.49% - 19.41%	10.99%
	22,018,835	Market quotations	Broker quoted price	99.50 - 100.75	99.93
	133,815,672	Transactional Value(1)	N/A	N/A	N/A
	899,934,363

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

The tables below present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivatives assets at fair value	$—	$—	$—	$—	$—
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(556,101)	$—	$(556,101)	$18,668,765
Total Derivatives liabilities at fair value	$—	$(556,101)	$—	$(556,101)	$18,668,765
Cash collateral posted				$2,210,000

	December 31, 2024
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$319,195	$—	$319,195	$17,224,192
Total Derivative assets at fair value	$—	$319,195	$—	$319,195	$17,224,192
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivative liabilities at fair value	$—	$—	$—	$—	$—
Cash collateral posted				$780,000

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2025 and September 30, 2024, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation)
Foreign currency forward contract	$177,725	$(599,133)	$(875,296)	$(587,496)
Net change in unrealized appreciation (depreciation)	$177,725	$(599,133)	$(875,296)	$(587,496)
Net realized gain (loss)
Foreign currency forward contract	$—	$—	$(1,083,416)	$—
Net realized gain (loss)	$—	$—	$(1,083,416)	$—

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

Note 6. Borrowings

On April 20, 2023, Subsidiary I entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of September 30, 2025 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

On October 11, 2024, Subsidiary I entered into a First Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Subsidiary I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, a administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Credit Agreement entered into on April 20, 2023 (the “Original Closing Date”), by and among Subsidiary I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

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

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. In addition, under the Secured Credit Facility, Subsidiary I is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of September 30, 2025 and December 31, 2024, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, Subsidiary I is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of Subsidiary I, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of Subsidiary I and on any payments received by Subsidiary I in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $444,500,000 on the consolidated statement of assets and liabilities as of September 30, 2025 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of Subsidiary I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following tables summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024, respectively:

	For the Three Months Ended September 30,
	2025	2024
Average Debt Outstanding	$433,564,896	$256,000,696
Effective Interest Rate	7.40%	9.18%
Weighted Average Interest Rate (1)	7.01%	8.74%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

	For the Nine Months Ended September 30,
	2025	2024
Average Debt Outstanding	$387,219,426	$244,413,356
Effective Interest Rate	7.50%	9.41%
Weighted Average Interest Rate (1)	6.96%	8.77%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the three and nine months ended September 30, 2025 and September 30, 2024, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended September 30,
	2025	2024
Borrowing interest expense	$7,654,260	$5,640,638
Minimum utilization fee	—	—
Non-utilization fees	169,779	112,443
Administration fee	55,400	—
Amortization of deferred financing costs	204,479	173,480
Total interest and credit facility fees	$8,083,918	$5,926,561

	For the Nine Months Ended September 30,
	2025	2024
Borrowing interest expense	$20,144,345	$16,102,797
Minimum utilization fee	—	261,056
Non-utilization fees	855,253	392,929
Administration fee	146,821	—
Amortization of deferred financing costs	570,931	516,669
Total interest and credit facility fees	$21,717,350	$17,273,451

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of September 30, 2025 and December 31, 2024, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$22,768,161	$29,064,659
Unfunded revolver obligations	15,207,332	6,099,927
Total Unfunded	$37,975,493	$35,164,586

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at September 30, 2025 and December 31, 2024, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of September 30, 2025	Fair Value as of September 30, 2025
Array Midco, Corp.	Delayed Draw Term Loan	12/31/2029	5,682,309	(176,152)
ASI JBE Holdings LLC	Delayed Draw Term Loan	7/28/2031	10,055,213	(201,104)
ASI JBE Holdings LLC	Revolver	7/28/2031	2,011,043	(40,221)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(33,662)
BP Loenbro Holdings Inc	Revolver	2/1/2029	4,036,697	12,110
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	5,244,103	26,221
Kelso Industries LLC	Delayed Draw Term Loan	12/30/2029	141,235	-
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,214,849	(7,289)
MEI Buyer LLC	Revolver	6/29/2029	2,650,602	(25,048)
Mood Media Borrower, LLC	Revolver	5/30/2030	3,919,619	(74,473)
MRP Buyer, LLC	Delayed Draw Term Loan	6/4/2032	430,452	(7,662)
Total Unfunded Balances			$37,975,493	$(527,280)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2024	Fair Value as of December 31, 2024
Array Midco, Corp.	Delayed Draw Term Loan	12/31/2029	12,785,196	(127,782)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(90,628)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	1,834,862	—
BP Loenbro Holdings Inc	Revolver	2/1/2029	1,100,917	—
MEI Buyer LLC	Revolver	6/29/2029	2,409,639	(37,349)
Voltagrid LLC	Delayed Draw Term Loan	8/28/2025	3,453,751	(33,329)
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	10,084,811	(62,584)
Kelso Industries LLC	Delayed Draw Term Loan	12/30/2029	401,235	(6,019)
Tank Holding Corp.	Delayed Draw Term Loan	3/31/2028	245,604	(4,912)
The Action Environmental Group, Inc	Delayed Draw Term Loan	10/24/2030	259,200	2,592
Total Unfunded Balances			$35,164,586	$(360,011)

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

For the nine months ended September 30, 2025 related parties made no purchases of the Company's Common Shares and for the nine months ended September 30, 2024, related parties made purchases of 326,554 Class I shares of the Company for aggregate proceeds of $6,750,000.

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of September 30, 2025 and December 31, 2024, 18,600,752 and 14,559,724 Class I shares were owned by these affiliated feeder entities, respectively.

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025 and September 30, 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024(1)		2025		2024(1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	1,704,304	$34,395,000	2,562,447	$52,869,000	6,221,309	$126,149,996	7,653,222	$157,391,157
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	588,348	$11,784,619	334,457	$6,762,718	2,023,941	$40,757,802	973,395	$19,888,261
Share repurchases	(26,300)	$(530,729)	—	$—	(27,036)	$(545,604)	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	2,266,352	$45,648,890	2,896,904	$59,631,718	8,218,214	$166,362,194	8,626,617	$177,279,418
Class S
Subscriptions	18,400	$373,250	—	$—	21,274	$431,150	—	$—
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	177	$3,542	—	$—	234	$4,684	—	$—
Share repurchases	—	$—	—	$—	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	18,577	$376,792	—	$—	21,508	$435,834	—	$—

(1) Transactions in Common Shares issued for the period January 1, 2024 through June 23, 2024 represent issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the period January 1, 2024 through June 23, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

There were no Class D shares outstanding for the three and nine months ending September 30, 2025. There were no Class S or Class D shares outstanding for the three and nine months ended September 30, 2024.

Net Asset Value per Share and Offering Price

The Administrator determines net asset value for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent net asset value per share available for each share class, which will be the prior calendar day net asset value per share (i.e. the prior month-end net asset value). The following tables summarize each month-end net asset value per share for Class I and Class S Common Shares of beneficial interest during the nine months ended September 30, 2025 and September 30, 2024:

	Net Asset Value Per Common Share
For the Months Ended	Class I	Class S
January 31, 2025	$20.37	$—
February 28, 2025	20.50	—
March 31, 2025(1)	20.07	—
April 30, 2025	20.15	20.15
May 31, 2025	19.86	19.85
June 30, 2025(1)	20.19	20.16
July 31, 2025	20.39	20.35
August 31, 2025	20.03	20.02
September 30, 2025(1)	20.26	20.24

(1) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates from estimates to actuals.

Net Asset Value Per Common Share
For the Months Ended	Class I(1)
January 31, 2024	$20.72
February 29, 2024	20.87
March 31, 2024(2)	20.58
April 30, 2024	20.72
May 31, 2024	20.31
June 30, 2024(2)	20.48
July 31, 2024	20.64
August 31, 2024	20.22
September 30, 2024(2)	20.37

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

There were no Class D shares outstanding for the nine months ended September 30, 2025. There were no Class S or Class D shares outstanding for the nine months ended September 30, 2024.

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

The following table summarizes the share repurchases completed for the nine months ended September 30, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased (Class I)	Aggregate Dollar Amount of Shares Accepted for Repurchase
November 29, 2024(1)	December 31, 2024	$20.22	736	$14,875
March 3, 2025	March 31, 2025	$20.07	—	—
May 30, 2025(2)	June 30, 2025	$20.18	26,300	530,729
August 29, 2025(3)	September 30, 2025	$20.26	555	11,244
			27,591	$556,848

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

(3) On August 29, 2025, the Company commenced a quarterly Tender Offer, pursuant to which the Company offered to repurchase up to 1,403,049 Common Shares, representing 5.0% of the Company’s Common Shares outstanding as of June 30, 2025. On September 30, 2025, the quarterly Tender Offer expired, and 555 Common Shares were tendered for repurchase. On October 28, 2025, the Company accepted the 555 Common Shares for purchase. The purchase price of the Common Shares tendered is the Company’s net asset value per Common Share as of September 30, 2025, or $20.26 per Common Share.

During the nine months ended September 30, 2024, no shares were tendered for repurchase.

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

The following tables summarize the distribution declarations and Common Shares issued pursuant to the DRP for the nine months ended September 30, 2025 and September 30, 2024, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2025	August 12, 2025	September 26, 2025	$0.54	$16,020,938	588,348	$11,784,619
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$14,563,609	524,658	$10,419,716
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$58,152,424	2,023,941	$40,757,802

Of the total distributions paid during the three and nine months ended September 30, 2025, $4,236,319 and $17,394,622 was distributed in cash, respectively. Of the total distributions paid for the nine months ended September 30, 2025, $4,751,771 was payable as of December 31, 2024.

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2024	August 12, 2024	September 26, 2024	$0.56	$10,656,800	334,457	$6,762,718
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$31,247,025	973,395	$19,888,261

(1) Common Shares issued for the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the three and nine months ended September 30, 2024, $3,894,082 and $11,358,764 was distributed in cash, respectively. Of the total distributions paid for the nine months ended September 30, 2024, $2,353,352 was payable as of December 31, 2023.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2025	August 12, 2025	September 26, 2025	$0.497	$8,784	177	$3,542
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$10,307	234	$4,684

Of the total distributions paid during the three and nine months ended September 30, 2025, $5,242 and $5,623 was distributed in cash.

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

For the nine months ended September 30, 2025 and September 30, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the nine months ended September 30, 2025 and September 30, 2024, respectively:

	For the Nine Months Ended September 30,
	2025		2024(1)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	1.47	$44,684,156	1.14	$22,199,205
Net realized gains	—	—	0.11	2,137,087
Distributions in excess of net investment income	—	—	0.04	870,983
Total	1.47	$44,684,156	1.29	$25,207,275
(1)
Common Shares issued for the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

For the Nine Months Ended September 30,
	2025		2024(1)
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.48	$10,307	—	$—
Net realized gains	—	—	—	—
Distributions in excess of net investment income	—	—	—	—
Total	0.48	$10,307	—	$—

(1)
There were no Class S shares outstanding during the three and nine months ended September 30, 2024.

There were no Class D shares outstanding during the three and nine months ended September 30, 2025 and September 30, 2024.

Note 9. Financial Highlights

The following are financial highlights for the nine months ended September 30, 2025 and September 30, 2024, respectively:

	Class I		Class S(8)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024(7)	2025	2024
Per Share Data:
Net asset value, beginning of period	$20.22	$20.55	$—	$—
Initial issuance of Class S shares			20.15
Results of operations:
Net investment income (loss)(1)	1.82	1.53	1.19	—
Net unrealized and realized gain (loss)(2)	(0.15)	—	(0.07)	—
Net increase (decrease) in net assets resulting from operations	1.67	1.53	1.12	—
Distribution declared (3)	(1.63)	(1.71)	(1.03)	—
Total increase (decrease) in net assets	0.04	(0.18)	0.09	—
Net asset value, end of period	$20.26	$20.37	$20.24	$—
Total return based on net asset value (4)	8.26%	7.45%	5.56%	—
Shares outstanding, end of period	30,324,401	19,411,885	21,508	—

Ratios and supplemental data:
Net assets, end of period	$614,523,384	$395,451,678	$435,294	$—
Weighted-average net assets	546,672,785	298,435,026	192,260	—
Weighted-average shares outstanding	27,073,348	14,549,894	9,549	—
Ratio of net expenses to weighted average net assets(5)	9.36%	11.90%	7.03%	—
Ratio of net expenses before voluntary waivers to weighted average net assets(5)	9.36%	11.90%	7.03%	—
Ratio of net investment income to weighted average net assets(5)	12.04%	9.83%	9.36%	—
Portfolio turnover	40.97%	39.80%	40.97%	—
Asset Coverage Ratio (6)	238.35%	242.24%	238.35%	—

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
(4)
Total return based on net asset value is calculated as the change in net asset value per share during the respective periods, plus distributions declared (assuming distributions are reinvested in accordance with the Company’s DRP) divided by beginning net asset value per share.
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

There were no Class D shares outstanding for the nine months ended September 30, 2025. There were no Class S or Class D shares outstanding for the nine months ended September 30, 2024.

Senior Securities

Information about our senior securities as of September 30, 2025 and December 31, 2024 are shown in the following table:

Class and period	Total Amount Outstanding	Asset Coverage Per Unit(1)	Involuntary Liquidating Preference Per Unit(2)	Market Value Per Unit(3)
September 30, 2025
Secured Credit Facility	$444,500,000	2,383.50	—	N/A
December 31, 2024
Secured Credit Facility	$342,685,745	2,304.60	—	N/A

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

Distributions

On November 12, 2025, the Board of Trustees declared quarterly distributions of $0.54 per Class I share and $0.497 per Class S share for the fourth quarter of 2025, payable on January 27, 2026 to shareholders of record on November 28, 2025. In addition, on November 12, 2025, the Board of Trustees declared special distributions of $0.17 per Class I and Class S shares payable on January 27, 2026, to shareholders of record on November 28, 2025.

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

Financial and Operating Highlights

	At September 30, 2025	At December 31, 2024
Investment Portfolio	$1,025,165,814	$756,523,331
Net assets Class I Shares	$614,523,384	$447,065,753
Net assets Class S Shares	$435,294	$—
Debt	$444,500,000	$342,685,745
Net asset value per share Class I Shares	$20.26	$20.22
Net asset value per share Class S Shares	$20.24	$—

	Portfolio Activity for the Nine Months Ended September 30,
	2025	2024
Purchases during the period	$633,689,223	$450,677,120
Sales and principal repayments during the period	$377,329,070	$193,363,481
Net investments during the period	$256,360,153	$257,313,639
Number of portfolio companies at end of period	76	111
Weighted average contractual interest rate of investment commitments based on par	10.22%	10.97%

Portfolio and Investment Activity

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

	September 30, 2025		December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
First Lien	$927,236,584	90.44%	$663,933,579	87.76%
Second Lien	78,806,598	7.69%	75,443,518	9.97%
Equity	19,122,632	1.87%	17,146,234	2.27%
Total	$1,025,165,814	100.00%	$756,523,331	100.00%

As of September 30, 2025 and December 31, 2024, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$36,668,037	$18,996,723	$87,511,387	$48,539,639
Less: Net expenses	14,381,729	9,574,212	38,304,423	26,340,434
Net investment income (loss)	22,286,308	9,422,511	49,206,964	22,199,205
Net realized gains (losses)	4,305,750	479,918	5,075,920	2,137,087
Net change in unrealized appreciation (depreciation)	(8,050,646)	(1,661,473)	(8,493,524)	(2,572,677)
Net increase (decrease) in net assets resulting from operations	$18,541,412	$8,240,956	$45,789,360	$21,763,615
Net investment income (loss) per share	$0.73	$0.49	$1.62	$1.14
Net increase (decrease) in net assets resulting from operations per share	$0.61	$0.42	$1.51	$1.12

Investment Income

The composition of our investment income for the three and nine months ended September 30, 2025 and September 30, 2024, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$36,144,119	$18,493,403	$85,929,102	$47,011,382
Dividend income	464,628	472,604	1,378,831	1,407,538
Fee income	59,290	30,716	203,454	120,719
Total investment income	$36,668,037	$18,996,723	$87,511,387	$48,539,639

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and credit facility fees	$7,879,439	$5,753,081	$21,146,419	$16,756,782
Management fees	1,848,394	1,147,137	5,043,743	2,763,043
Income incentive fee	3,147,865	1,295,382	6,920,566	3,005,154
Capital gain incentive fees	(461,675)	(151,781)	(371,180)	(78,801)
Professional fees	772,831	630,870	2,605,977	1,853,154
Amortization of continuous offering costs	96,807	403,495	569,023	1,108,429
Administrative services expense	266,043	270,203	767,167	803,951
Amortization of deferred financing costs	204,479	173,480	570,931	516,669
Reimbursable expenses to Advisor	209,870	—	209,870	—
Directors’ fees and expenses	100,000	100,000	300,000	300,000
Other expenses	317,676	155,402	704,031	402,057
Total expenses	14,381,729	9,777,269	38,466,547	27,430,438
Expense waiver	—	(203,057)	(162,124)	(1,090,004)
Net expenses	$14,381,729	$9,574,212	$38,304,423	$26,340,434

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gains (losses)	$4,305,750	$479,918	$5,075,920	$2,137,087
Net change in unrealized gains (losses) on investments	(8,050,646)	(1,661,473)	(8,493,524)	(2,572,677)
Net realized and unrealized gains (losses)	$(3,744,896)	$(1,181,555)	$(3,417,604)	$(435,590)

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of September 30, 2025, we had $444.50 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 238.35%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Equity

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025 and September 30, 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024(1)		2025		2024(1)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	1,704,304	$34,395,000	2,562,447	$52,869,000	6,221,309	$126,149,996	7,653,222	$157,391,157
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	588,348	$11,784,619	334,457	$6,762,718	2,023,941	$40,757,802	973,395	$19,888,261
Share repurchases	(26,300)	$(530,729)	—	$—	(27,036)	$(545,604)	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	2,266,352	$45,648,890	2,896,904	$59,631,718	8,218,214	$166,362,194	8,626,617	$177,279,418
Class S
Subscriptions	18,400	$373,250	—	$—	21,274	$431,150	—	$—
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	177	$3,542	—	$—	234	$4,684	—	$—
Share repurchases	—	$—	—	$—	—	$—	—	$—
Early repurchase deduction	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	18,577	$376,792	—	$—	21,508	$435,834	—	$—

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

There were no Class D shares outstanding for the three and nine months ending September 30, 2025. There were no Class S or Class D shares outstanding for the three and nine months ended September 30, 2024.

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

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the nine months ended September 30, 2025 and September 30, 2024, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2025	August 12, 2025	September 26, 2025	$0.54	$16,020,938	588,348	$11,784,619
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$14,563,609	524,658	$10,419,716
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$58,152,424	2,023,941	$40,757,802

Of the total distributions paid during the nine months ended September 30, 2025, $17,394,622 was distributed in cash.

			Class I(1)
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2024	August 12, 2024	September 26, 2024	$0.56	$10,656,800	334,457	$6,762,718
May 13, 2024	May 13, 2024	June 26, 2024	$0.58	$8,136,028	263,981	$5,361,226
March 26, 2024	March 26, 2024	March 28, 2024	$0.57	$6,414,447	195,395	$4,077,919
December 29, 2023	December 31, 2023	January 30, 2024	$0.04	$431,411	12,826	$263,317
November 10, 2023	December 31, 2023	January 30, 2024	$0.52	$5,608,339	166,736	$3,423,081
				$31,247,025	973,395	$19,888,261

Of the total distributions paid during the nine months ended September 30, 2024, $11,358,764 was distributed in cash.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2025	August 12, 2025	September 26, 2025	$0.497	$8,784	177	$3,542
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$10,307	234	$4,684

Of the total distributions paid during the nine months ended September 30, 2025, $5,623 was distributed in cash.

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

For the nine months ended September 30, 2025 and September 30, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the three and nine months ended September 30, 2025 and September 30, 2024, respectively:

	For the Nine Months Ended September 30,
	2025		2024(1)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	1.47	$44,684,156	1.14	$22,199,205
Net realized gains	—	—	0.11	2,137,087
Distributions in excess of net investment income	—	—	0.04	870,983
Total	1.47	$44,684,156	1.29	$25,207,275

(1)
Common Shares issued for the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

For the Nine Months Ended September 30,
	2025		2024(1)
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.48	$10,307	—	$—
Net realized gains	—	—	—	—
Distributions in excess of net investment income	—	—	—	—
Total	0.48	$10,307	—	$—

(1)
There were no Class S shares outstanding during the nine months ended September 30, 2024.

There were no Class D shares outstanding during the three and nine months ended September 30, 2025 and September 30, 2024.

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

Related Party Transactions and Agreements

Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Advisor manages the Company’s day-to-day operations and provides investment advisory services to the Company, pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the terms of the Advisory Agreement, the Advisor (i) determines the composition of the Company’s portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments the Company makes; (iii) executes, closes, services and monitors the investments the Company makes; (iv) determines the securities and other assets that the Company purchases, retains or sells; (v) performs due diligence on prospective portfolio companies; and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds. Under the Advisory Agreement, the Company pays the Advisor fees for investment management services consisting of the Base Management Fee and the Incentive Fee. See Note 3 to the consolidated financial statements—“Related Party Transactions” for additional information.

For the three months ended September 30, 2025 and September 30, 2024, the management fee was $1,848,394 and $1,147,137, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the management fee was $5,043,743 and $2,763,043, respectively. For the three months ended September 30, 2025 and September 30, 2024, income-based incentive fees were $3,147,865 and $1,295,382, respectively. For the nine months ended September 30, 2025 and September 30, 2024, income-based incentive fees were $6,920,566 and $3,005,154, respectively. For the three months ended September 30, 2025 and September 30, 2024, the Company accrued capital gains incentive fees of $(461,675) and $(151,781), respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company accrued capital gains incentive fees of $(371,180) and $(78,801), respectively, of which none was payable on such date under the Advisory Agreement.

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

For the three months ended September 30, 2025, and September 30, 2024, the Company incurred $266,043 and $270,203, respectively, in expenses under the Administration Agreement. For the nine months ended September 30, 2025, and September 30, 2024, the Company incurred $767,167 and $803,951, respectively, in expenses under the Administration Agreement. As of September 30, 2025 and December 31, 2024, there was $266,043 and $270,203, respectively, which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2025, the total expense support provided by the Advisor since inception was $4,012,524.

Contractual Obligations

Other than payment of fees under the Advisory Agreement and Administration Agreement noted in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of September 30, 2025. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2025 and December 31, 2024, we had $22,768,161 and $29,064,659 in unfunded delayed draw term loan commitments, respectively, and $15,207,332 and $6,099,927 in unfunded revolver commitments, respectively.

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

Valuation of Portfolio Investments

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the Company’s “Valuation Designee”. The Advisor has established a Valuation Committee that is responsible for determining in good faith the fair value of the Company’s investments in instances where there is no readily available market quotation. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company values these portfolio investments at fair value as determined in good faith by the Valuation Designee. Investments for which market quotations are readily available may be priced by independent pricing services. The Company has retained external, independent valuation firms to provide data and valuation analyses on the Company’s portfolio companies. The Advisor values the Company’s investments as described in Note 2 of the notes to our consolidated financial statements—“Significant Accounting Policies.”

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

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK interest represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK interest is recorded as interest income. Because the Company has elected to be treated, and intends to qualify annually, as a RIC for U.S. federal income purposes under Subchapter M of the Code, therefore, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

Receivable for investments sold and payable for investments purchased represent unsettled investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2025, 93.42% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$29,339,036	$13,335,000	$16,004,036
Up 200 basis points	19,559,357	8,890,000	10,669,357
Up 100 basis points	9,779,679	4,445,000	5,334,679
Down 100 basis points	(9,775,487)	(4,445,000)	(5,330,487)
Down 200 basis points	(18,335,020)	(8,890,000)	(9,445,020)
Down 300 basis points	(22,032,878)	(13,335,000)	(8,697,878)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2025. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened material litigation.

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

There have been no material changes during the three months ended September 30, 2025 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Kennedy Lewis Capital Company

Date: November 13, 2025	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: November 13, 2025	By:	/s/ Anthony Pasqua
	Name:	Anthony Pasqua
	Title:	Chief Financial Officer