Form 10-K
period 2025-12-31
Kennedy Lewis Capital Co
filed 2026-03-31
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: Class S, Class D, and Class I common shares of beneficial interest, par value $0.01 per share ("Common Shares")

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

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

There is currently no established market for the Registrant’s Common Shares.

The Registrant had 37,183,849, 59,877 and 2,582 of Class I, Class S and Class D Common Shares, respectively, issued and outstanding as of March 30, 2026.

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

Because we are an investment company, the forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Advisor and the Administrator

Kennedy Lewis Capital Holdings LLC, a Delaware limited liability company that is registered with the SEC as an investment adviser under the Advisers Act, manages the Company’s investment activities pursuant to an investment advisory agreement (“Kennedy Lewis Capital Holdings,” in such capacity the “Advisor”) (the “Advisory Agreement”). Kennedy Lewis Capital Holdings has entered into a resource sharing agreement (“Resource Sharing Agreement”) with Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with Kennedy Lewis Capital Holdings and its affiliates “Kennedy Lewis”), pursuant to which Kennedy Lewis Management makes certain personnel and resources available to Kennedy Lewis Capital Holdings to provide certain investment advisory services to the Company under the Advisory Agreement.

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

The Co-Managing Partners and Mr. Didden are joined by a dynamic and seasoned senior investment team comprised of four Partners and fourteen Managing Directors who have institutional pedigrees, substantial sector and credit investing experience, and experience working together both at Kennedy Lewis and prior to Kennedy Lewis’ formation. This senior investment team is supported by thirty-one additional investment professionals (collectively with the Co-Managing Partners and the senior investment team, the “Investment Team”) as well as ninety-nine business management and business development professionals. The Investment Team shares a disciplined approach to originating, executing upon, and monetizing investments.

Kennedy Lewis believes the Company will benefit from the firm’s Collateralized Loan Obligation (“CLO”) business, which targets par loans with attractive risk-return profiles. Access to the capabilities, industry insights, and credit coverage of Kennedy Lewis’ nineteen CLO professionals, including thirteen investment and six operational professionals, is expected to enhance the Company’s investment strategy as well as further strengthen and differentiate the Investment Team’s sourcing through additional access to the bank loan market. Access to Kennedy Lewis’ CLO professionals and platform i) expands the Advisor’s credit and industry research coverage and ii) provides the Advisor with additional access to a range of credits and industry insights that can serve as early warning signs of distress, which enhances the Company’s ability to achieve its investment objectives and strategies.

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

•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"); or

•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Investments

As of December 31, 2025 and December 31, 2024, the fair value of our investments was $1,109.98 million in 57 portfolio companies and $756.52 million in 88 portfolio companies, respectively.

As of December 31, 2025 and December 31, 2024, the composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,014,538,515	$1,012,512,999	91.22%	$662,123,702	$663,933,579	87.76%
Second lien debt	79,589,151	79,235,481	7.14%	73,104,525	75,443,518	9.97%
Equity	17,462,670	18,228,567	1.64%	15,878,199	17,146,234	2.27%
Total investments	$1,111,590,336	$1,109,977,047	100.00%	$751,106,426	$756,523,331	100.00%

See the Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024, in our consolidated financial statements in “Item 8. Consolidated Financial Statements—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2025 and December 31, 2024, the Company had unfunded delayed draw terms loans in the aggregate principal amount of $16.81 million and $29.06 million, respectively. As of December 31, 2025 and December 31, 2024, the Company had revolvers in the aggregate principal amount of $13.74 million and $6.10 million, respectively.

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect from year to year if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Independent Trustees. The Advisory Agreement was most recently re-approved on November 12, 2025 by the Board, including a majority of the Independent Trustees, for an additional one-year term. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Advisor and may be terminated by the Advisor without penalty upon 120 days’ written notice to the Board. The Board or holders of a majority of the Company’s outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

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

Managing Dealer Agreement

Effective November 25, 2024, the Company entered into a managing dealer agreement with Sanctuary Securities, Inc. (“Sanctuary” or the "Managing Dealer") (the “Managing Dealer Agreement”).

Pursuant to the Managing Dealer Agreement, Sanctuary, among other things, manages the Company’s relationships with third-party brokers engaged by Sanctuary to participate in the distribution of the Company’s Common Shares (“participating brokers”) and financial advisors. Sanctuary also coordinates the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. As set forth in and pursuant to the Managing Dealer Agreement, the Company will pay Sanctuary a retainer, commission and shareholder servicing and/or distribution fees for its services. Furthermore, the Company will pay Sanctuary shareholder servicing and/or distribution fees with respect to Class S and Class D shares. The Managing Dealer Agreement may be terminated by the Company or Sanctuary (i) on 30 days’ written notice or (ii) immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision thereof. The Managing Dealer Agreement also may be terminated at any time without the payment of any penalty, (x) by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or (y) by a majority vote of the outstanding voting securities of the Company, on not more than 60 days’ written notice to Sanctuary or the Company’s investment adviser.

Distribution and Servicing Plan

On October 10, 2024, the Company adopted a distribution and servicing plan. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to Financial Industry Regulatory Authority, Inc. (“FINRA”) and other limitations on underwriting compensation.

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

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.00% (on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating Expenses” include the Company’s organizational and offering expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding Base Management Fees and Incentive Fees owed to the Advisor and any interest expenses owed by the Company.

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

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends)

during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid. During the year ended December 31, 2025, the Company reported 100% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Code. During the year ended December 31, 2025, the Company reported 100% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

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

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan (“DRP”), pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who opt-in to the plan. Shareholders who do not opt-in to the DRP will receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have opted-in to our DRP will have their cash distributions automatically reinvested (net of applicable withholding tax) in additional shares or a combination of cash and Common Shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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

Taxation as a Regulated Investment Company

The Company has elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.

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

Under U.S. Treasury regulations, if a shareholder recognizes a loss with respect to shares of $2 million or more for an individual shareholder or $10 million or more for a corporate shareholder, the shareholder must file with the Internal Revenue Service a disclosure statement on Internal Revenue Service Form 8886. Direct holders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Shareholders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

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

U.S. Taxation of Tax-Exempt U.S. Shareholders

A U.S. shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. shareholder of the activities that the Company proposes to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. shareholder should not be subject to U.S. federal income taxation solely as a result of such shareholder’s direct or indirect ownership of the Company’s equity and receipt of distributions with respect to such equity (regardless of whether we incur indebtedness). Moreover, under current law, if the Company incurs indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. shareholder. Therefore, a tax-exempt U.S. shareholder should not be treated as earning income from “debt-financed property” and distributions the Company pays should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that the Company incurs. Certain tax-exempt private universities are subject to an additional excise tax on their “net investment income,” including income from interest, dividends, and capital gains. Tax legislation enacted in 2025 has modified these rules to, among other changes, implement a tiered tax rate and increase the maximum excise tax rate to 8% for taxable years beginning after 2025. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply if the Company were to invest in certain real estate mortgage investment conduits or taxable mortgage pools, which the Company does not currently plan to do, that could result in a tax-exempt U.S. shareholder recognizing income that would be treated as UBTI.

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

A foreign shareholder whose income from the Company is not “effectively connected” with a U.S. trade or business would generally be exempt from U.S. federal income tax on capital gain dividends, any amounts retained by the Company that are reported as undistributed capital gains and any gains realized upon the sale or exchange of shares. However, a foreign shareholder who is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements will nevertheless be subject to a U.S. tax of 30% on such capital gain dividends, undistributed capital gains and sale or exchange gains. In addition, a repurchase of shares may be subject to U.S. federal income tax withholding to the extent such repurchase is treated as a taxable distribution, as described above.

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

The Company is Dependent on the Investment Team.

The success of the Company depends in substantial part on the skill and experience of the Investment Team. Although the Advisor believes the success of the Company is not dependent upon any particular individual, there can be no assurance that the members of the Investment Team will continue to be affiliated with the Advisor throughout the life of the Company or will continue to be available to manage the Company. The unavailability of members of the Investment Team to manage the Company’s investment program could result in operating inefficiencies and lost business opportunities, which could have a material effect on the Company.

Further, the Company does not intend to separately maintain key person life insurance on its Investment Team members or other key management personnel.

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

The Advisor Can Resign as Our Investment Adviser or Administrator Upon 120 or 60 Days’ Notice, Respectively, and the Company May Not Be Able to Find a Suitable Replacement Within that Time, or at All, Resulting in a Disruption in Its Operations that Could Adversely Affect Its Financial Condition, Business and Results of Operations.

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

The Company Operates in a Competitive Debt Environment.

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as private credit funds, hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of CLOs and other structured loan funds. In addition, given the Company’s target investment size and investment type, the Advisor expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Company. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Company, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Company intends to purchase.

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

The Company’s Financial Condition, Results of Operations and Cash Flows Will Depend on Its Ability to Manage Its Business Effectively.

The Company’s ability to achieve its investment objectives will depend on its ability to manage its business and to grow its investments and earnings. This will depend, in turn, on the Investment Team’s ability to identify, invest in and monitor portfolio companies that meet the Company’s investment criteria. The achievement of the Company’s investment objectives on a cost-effective basis will depend upon the Investment Team’s execution of its investment process, its ability to provide competent, attentive and efficient services to the Company and, to a lesser extent, the Company’s access to financing on acceptable terms. Any failure to manage the Company’s business and its future growth effectively could have a material effect on its business, financial condition, results of operations and cash flows.

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

The Company Borrows Money, Which Magnifies the Potential for Gain or Loss on Amounts and May Increase the Risk of Investing With Us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under credit facilities and have issued or assumed other senior securities and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders or any preferred shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our Common Shares to increase more sharply than it would have had we not incurred leverage.

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

On April 20, 2023, KLCC SPV GS1 LLC, a Delaware limited liability company and a subsidiary of the Company ("SPV I"), entered into a credit agreement with Goldman Sachs Bank USA, as syndication agent and administrative agent, and State Street Bank and Trust Company, as collateral agent, collateral custodian, and collateral administrator, with a maximum principal amount of $300 million, which can be drawn in U.S. dollars subject to certain conditions (the “Secured Credit Facility”).

On October 11, 2024, SPV I entered into a First Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with SPV I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, an administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Secured Credit Facility entered into on April 20, 2023 (the “Original Closing Date”), by and among SPV I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

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

The Company is Subject to Risks Relating to Indemnification.

The Company is required to indemnify the Advisor, the members of the Board and each other person indemnified under the Declaration of Trust and the Bylaws of the Company (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Declaration of Trust provides that the Company shall not indemnify a Trustee, officer or employee of the Company against any liability arising by reason of willful misconduct, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his or her position. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Advisor shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Advisor’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company also indemnifies certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the shareholders. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in shareholders bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

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

The Company is Subject to Risks Relating to Portfolio Valuation.

The Advisor, in its capacity as the Valuation Designee and subject at all times to the oversight of the Board, determines the valuation of the Company’s investments. It is expected that the Advisor will have a limited ability to obtain accurate market quotations for purposes of valuing most of the Company’s investments, which may require the Advisor to estimate, in accordance with the Valuation Policy, the value of the Company’s debt and other investments on a valuation date. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the Company from time to time and other factors, the liquidation values of the Company’s investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein. If the Advisor’s valuation should prove to be incorrect, the stated value of the Company’s investments could be adversely affected.

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

The Company is Subject to Risks Relating to Rights Against Third Parties, Including Third-Party Service Providers.

The Company is reliant on the performance of third-party service providers, the Advisor, the Administrator, auditors, legal advisors, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in this annual report and the Company’s other publicly available reports. The Company may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Company. Each shareholder’s contractual relationship in respect of its investment in Common Shares of the Company is with the Company only and shareholders are not in contractual privity with the Service Providers. Therefore, generally, no shareholder will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, shareholders must generally rely upon the Advisor and/or Administrator to enforce the Company’s rights against Service Providers. In certain circumstances, which are generally not expected to prevail, shareholders may have limited rights to enforce the Company’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the shareholders. In addition, shareholders will have no right to participate in the day-to-day operation of the Company and decisions regarding the selection of Service Providers. Rather, the Advisor and/or Administrator will select the Company’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the shareholders. The shareholders must therefore rely on the ability of the Advisor and/or Administrator to select and compensate Service Providers and to make investments and manage and dispose of investments.

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

The Company is Subject to Risks Relating to Exposure to Material Non-Public Information.

The senior investment professionals and other Investment Team members of Advisor may serve as directors of, or in a similar capacity with, portfolio companies in which the Company invests, or other Kennedy Lewis’ funds, the securities of which are purchased or sold on the Company’s behalf. Additionally, senior investment professionals and other Investment Team members of the Advisor may receive material non-public information in connection with investments the Advisor is considering for the Company, as well as those we are considering for other funds. In the event that material non-public information is obtained with respect to such companies, or the Company become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, the Company could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Company.

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

While the Advisor has implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks have not been identified. Similar types of cybersecurity risks also are present for portfolio companies in which the Company invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Company’s investments in such portfolio companies to lose value.

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If the Company or the Advisor or certain of their affiliates, fail to comply with relevant and increasing laws and regulations, the Company could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Failure in Cyber Security Systems, as well as the Occurrence of Events Unanticipated in the Company’s Disaster Recovery Systems and Management Continuity Planning Could Impair the Company’s Ability to Conduct Business Effectively.

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

The Company is Subject to Risks Associated with Minority Investments, Sourcing, Operating or Joint Venture Partners.

The Company may make minority equity investments in entities in which the Company does not control the business or affairs of such entities. In addition, Kennedy Lewis has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. Shareholders should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or the shareholders.

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

The Company is Subject to Risks Relating to Electronic Delivery of Certain Documents.

Unless a shareholder opts out, shareholders will be deemed to consent to electronic delivery or posting to the transfer agent’s website or other service of: (i) certain closing documents; (ii) any notices or communications required or contemplated to be delivered to the shareholders by the Company, the Advisor, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the shareholders under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Advisor cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “The Company is Subject to Risks Relating to Technology Systems” and “–The Company is Subject to Risks Relating to Cybersecurity” above.

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

Kennedy Lewis has formed SPV I, for the purpose of entering into a credit agreement with Goldman Sachs Bank USA, and may in the future form additional wholly owned and/or “controlled” (as defined in Section 2(a)(9) of the 1940 Act) subsidiaries (together with SPV I, a “Subsidiary”). The Company complies with the provisions of the 1940 Act governing capital structure and leverage in respect of each Subsidiary (i.e., any borrowings of SPV I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act) and will comply with such requirements in respect of any newly formed Subsidiary. In addition, any such Subsidiary complies (or will comply) with the 1940 Act provisions related to affiliated transactions.

The Advisory Agreement contemplates that the Advisor may provide its advisory services to the Company through wholly owned or primarily controlled subsidiaries of the Company. To the extent that the Company forms a wholly owned or primarily controlled subsidiary advised by an investment adviser other than the Advisor, the investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

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

The Board Has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases.

Our Board has adopted a share repurchase program, which the Board may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a “Liquidity Event,” which is defined as including (1) an Exchange Listing or (2) a Sale Transaction. We currently do not intend to undertake a Liquidity Event, and we are not obligated by our Declaration of Trust or otherwise to effect a Liquidity Event at any time. We will notify you of such developments in our quarterly reports or other filings. In the event the amount of Common Shares tendered exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis based on the total number of Common Shares tendered. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

The Company Faces Risks Associated With the Deployment of Its Capital.

In light of the nature of our continuous offering as well as ongoing and any periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in the offering or any private offering and the time we invest the net proceeds. For example, privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and there can be no assurance that the Company will achieve its anticipated investment pace. In addition, our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments.

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

The extent and duration or escalation of such conflicts, resulting sanctions and future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to portfolio companies located in affected regions or that have substantial business relationships with companies in the affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions or a prolonged period of market illiquidity may cause the Company to reduce the volume of loans and debt securities originated and/or fund and adversely affect the value of the Company’s portfolio investments, which could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The Company is Exposed to Risks Associated With Changes in Interest Rates.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred shares to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. In a period of rising interest rates, which have been experienced in the United States and many other countries around the world in recent years, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, potentially resulting in lower net investment income. In periods of falling interest rates, the probability that loans will be pre-paid increases as borrowers tend to refinance their debt to reduce their borrowing costs. In such periods, there is a risk that the Company might not be able to invest in new loans on the same terms, or at all. If the Company cannot invest in new loans on terms that are the same or better than the investments that are repaid, the Company’s operations and financial conditions could be adversely affected. In addition, falling interest rates could lead to loans generating lower returns for the Company for the same level of risk. The Company could therefore need to invest in riskier loans to achieve the same level of returns.

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

Risks Related to the Company’s Investments

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

The Company is Subject to Risks Relating to Environmental Matters.

Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Company invests could cause major environmental damage, which may result in significant financial distress to the Company’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Company (and the shareholders) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Company is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Company to achieve enforcement of such indemnities. See also “The Company is Subject to Risks from Provision of Managerial Assistance and Control Person Liability” below.

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

Globally, inflation and rapid fluctuations in inflation rates have in the past had negative effects on economies and financial markets, and may do so in the future. Wages and prices of input increase during periods of inflation which can negatively impact returns of our portfolio companies. In an attempt to stabilize inflation, governments may impose wage and price controls, or otherwise intervene in the economy. Governmental efforts to curb inflation may have negative effects on levels of economic activity.

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

If a future pandemic occurs during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Company’s term.

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

The Company is Subject to Risks Relating to its Hedging Strategy and Policies.

The Company may employ hedging or other risk management techniques designed to reduce the risk of adverse interest rate or currency movements, credit market risk and certain other risks. There can be no assurance that any hedging transactions will be successful or comprehensive. For example, the Company may not be able to or may elect not to hedge interest payments in foreign currencies. Similarly, the Company may hedge certain credit markets generally in order to seek to provide overall risk reduction to the Company. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position. While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Company may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions. Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject the Company to the risk that the counterparty defaults on its obligations, and may produce different economic or tax consequences to the shareholders than would apply if the Company had not entered into such hedging transactions. The Company may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, swaps, forward contracts, and options. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, the Company may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.

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

The Company’s Ability to Enter into Transactions Involving Derivatives and Financial Commitment Transactions May be Limited.

Under Rule 18f-4 under the 1940 Act, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the rule, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently operates as a “limited derivatives user,” and these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

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

The Company is Subject to Risks Associated with Investing in Structured Credit Instruments.

The Company may invest in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Company seeks to sell its interest in a structured security.

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

The Company is Subject to Risks Related to Bankruptcy.

One or more of the issuers of an investment held by the Company may become involved in bankruptcy or similar proceedings. There are a number of significant risks inherent in the bankruptcy process. First, many events in a bankruptcy are adversarial and beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a court would not approve actions which may be contrary to the interests of the Company. Reorganizations can be contentious and adversarial. Participants may use the threat of, as well as actual, litigation as a negotiating technique. Second, the duration of a bankruptcy case can only be roughly estimated. The bankruptcy process can involve substantial legal, professional and administrative costs to the company and the Company, it is subject to unpredictable and lengthy delays, and during the process the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Any of these factors may adversely affect the return on a creditor’s investment. Third, U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. Fourth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be substantial. Fifth, a bankruptcy may result in creditors and equity holders losing their ranking and priority as such if they are considered to have taken over management and functional operating control of a debtor. Sixth, the Company may purchase creditor claims subsequent to the commencement of a bankruptcy case, and it is possible that such purchase may be disallowed by a court if it determines that the purchaser has taken unfair advantage of an unsophisticated seller, which may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser. In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by the Company as equity interests and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios.

The Company is Subject to Potential Allegations of Lender Liability.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lenders or bondholders on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender or bondholder has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or shareholders. Because of the nature of certain of its investments, the Company could be subject to potential allegations of lender liability. In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (a) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a shareholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the potential of Kennedy Lewis or its affiliates to have investments in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, the Company may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of the conduct of the Company or Kennedy Lewis and its affiliates. In addition, if the Company purchases loans of an affiliate in the secondary market at a discount, (a) a court might require the Company to disgorge any profit realized if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (b) the Company might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.

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

The Company is Subject to Risks Arising from Entering into a TRS Agreement.

Subject to our investment objective and policies, we may invest into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. For purposes of computing the Company’s incentive fee on income and the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly.

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

Environmental, Social, and Governance Risk.

The Company may face public scrutiny related to environmental, social and governance (“ESG”) activities. The Company risks damage to its brand and reputation if it fails to act responsibly with respect to environmental stewardship, corporate governance and transparency and considering ESG factors in its investment processes. Adverse incidents with respect to ESG activities could impact the value of the Company’s brand, the cost of its operations and relationships with shareholders, all of which could adversely affect the business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect the Company’s business. At the same time, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and may adversely impact the Company’s reputation and business. If the Company does not successfully manage ESG-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact the Company’s reputation and constrain the Company’s business.

Changes to the Dodd-Frank Act May Adversely Impact the Company.

The enactment of the Dodd-Frank Act and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Company) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Company for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact the Company.

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

The Company is Subject to Risks Relating to Government Policies, Changes in Laws, and International Trade.

Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Company plans to invest. Interest rate volatility, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Company. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Company and its activities. There have been significant changes to U.S. trade policies, treaties and tariffs, and in the future there may be additional significant changes. Existing or new tariffs (or the threat of tariffs) imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject the Company or its portfolio companies to additional risks. Tariffs and other restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective shareholders should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Company and its investments.

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

Management’s Role in Cybersecurity Risk Management

The Company’s management is responsible for the cybersecurity program applicable to the Company (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes) and, along with the Company’s CCO and the CCO of the Advisor, is responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The Advisor’s CCO has 20 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Advisor’s CCO works closely with Company management to administrate, assess, discuss, and prioritize the Company’s cybersecurity efforts. The CCO of the Company oversees the Company’s oversight function generally and relies on legal and compliance personnel at the Advisor, as well as consultants to the Advisor to assist with assessing and managing material risks from cybersecurity threats. The Company’s CCO has been responsible for this oversight function as CCO to the Company since 2025 and has worked in the financial services industry for more than 25 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.

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

As of March 30, 2026, there were 490 shareholders of record of our Common Shares.

Net Asset Value

We expect to determine our NAV each month as of the last day of each calendar month. The NAV per share is determined by dividing the value of total assets minus liabilities by the total number of Common Shares outstanding at the date as of which the determination is made. The following table presents our monthly NAV per share for the years ended December 31, 2025 and December 31, 2024:

	Net Asset Value Per Common Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$20.37	$—	$—
February 28, 2025	20.50	—	—
March 31, 2025(1)	20.07	—	—
April 30, 2025	20.15	20.15	—
May 31, 2025	19.86	19.85	—
June 30, 2025(1)	20.19	20.16	—
July 31, 2025	20.39	20.35	—
August 31, 2025	20.03	20.02	—
September 30, 2025(1)	20.26	20.24	—
October 31, 2025	20.38	20.34	—
November 30, 2025	19.84	19.83	19.84
December 31, 2025(1)	20.04	20.02	20.04

(1) The net asset value per Common Share reflected in the Company's reports on Form 8-K may differ due to updates made during the quarterly review process.

Net Asset Value Per Common Share
For the Months Ended	Class I(1)
January 31, 2024	$20.72
February 29, 2024	20.87
March 31, 2024(2)	20.58
April 30, 2024	20.72
May 31, 2024	20.31
June 30, 2024(2)	20.48
July 31, 2024	20.64
August 31, 2024	20.22
September 30, 2024(2)	20.37
October 31, 2024	20.53
November 30, 2024	20.01
December 31, 2024	20.22

(1) Common Shares issued through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

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

The following table presents our distributions that were declared and payable for the year ended December 31, 2025:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
November 12, 2025	November 28, 2025	January 27, 2026	$0.71	$23,043,963	812,460	$16,281,699
August 12, 2025	August 12, 2025	September 26, 2025	$0.54	$16,020,938	588,348	$11,784,619
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$14,563,609	524,658	$10,419,716
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$81,196,387	2,836,401	$57,039,501

Of the total distributions paid during the year ended December 31, 2025, $17,394,622 was distributed in cash. Of the total distributions paid on January 27, 2026, $6,762,264 was paid in cash.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
November 12, 2025	November 28, 2025	January 27, 2026	$0.67	$20,940	573	$11,466
August 12, 2025	August 12, 2025	September 26, 2025	$0.497	$8,784	177	$3,542
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$31,247	807	$16,150

Of the total distributions paid during the year ended December 31, 2025, $5,623 was distributed in cash. Of the total distributions paid on January 27, 2026, $9,474 was paid in cash.

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

The following table summarizes the share repurchases completed for the three months ended December 31, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased (Class I)	Aggregate Dollar Amount of Shares Accepted for Repurchase
December 1, 2025(1)	December 31, 2025	$20.04	3,262	65,373

(1) On December 1, 2025, the Company commenced a quarterly Tender Offer, pursuant to which the Company offered to repurchase up to 1,517,295 Common Shares, representing 5.0% of the Company’s Common Shares outstanding as of September 30, 2025. On December 31, 2025, the quarterly Tender Offer expired, and 3,262 Common Shares were tendered for repurchase. On January 27, 2026, the Company accepted the 3,262 Common Shares for purchase. The purchase price of the Common Shares tendered is the Company’s net asset value per Common Share as of December 31, 2025, or $20.04 per Common Share.

During the year ended December 31, 2024, no shares were tendered for repurchase.

Recent Sales of Unregistered Securities and Use of Proceeds

The Company did not make any sales of unregistered securities during the year ended December 31, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Advisor. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Advisor, pursuant to the investment advisory agreement between the Company and the Advisor (the “Advisory Agreement”); (b) our allocable portion of compensation, overhead (including rent and utilities) and other expenses incurred by Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with Kennedy Lewis Capital Holdings LLC and its affiliates, “Kennedy Lewis”) as the Company’s administrator (in such capacity, the “Administrator”) in performing its administrative obligations pursuant to an administration agreement (the “Administration Agreement”), including but not limited to: (i) Chief Financial Officer and Chief Compliance Officer of the Company and their respective staffs; (ii) actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company; and (c) all other expenses of our operations, administrations and transactions.

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

Financial and Operating Highlights

	At December 31, 2025	At December 31, 2024(1)
Investment Portfolio	$1,109,977,047	$756,523,331
Net assets Class I Shares	$705,791,670	$447,065,753
Net assets Class S Shares	$925,859	$—
Net assets Class D Shares	$50,495	$—
Debt	$412,500,000	$342,685,745
Net asset value per share Class I Shares	$20.04	$20.22
Net asset value per share Class S Shares	$20.02	$—
Net asset value per share Class D Shares	$20.04	$—

(1) There were no Class S or Class D shares outstanding as of December 31, 2024.

	Portfolio Activity for the Twelve Months Ended December 31,
	2025	2024
Purchases during the period	$790,871,686	$695,102,694
Sales and principal repayments during the period	$454,378,811	$302,480,157
Net investments during the period	$336,492,875	$392,622,537
Number of portfolio companies at end of period	57	88
Weighted average contractual interest rate of investment commitments based on par	9.82%	10.74%

As of December 31, 2025 and December 31, 2024, the Company had investments in 57 and 88 portfolio companies, respectively. The decrease in the number of portfolio companies year-over-year is attributable to the increased ramp of the Company's portfolio into private investments.

Portfolio and Investment Activity

As of December 31, 2025 and December 31, 2024, our investments at fair value consisted of the following:

	December 31, 2025		December 31, 2024
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
First Lien	$1,012,512,999	91.22%	$663,933,579	87.76%
Second Lien	79,235,481	7.14%	75,443,518	9.97%
Equity	18,228,567	1.64%	17,146,234	2.27%
Total	$1,109,977,047	100.00%	$756,523,331	100.00%

As of the year ended December 31, 2025, all investments were considered to be income-producing investments.

For additional information on our investments, see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 4. Investments and Fair Value Measurements.”

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Total investment income	$117,895,680	$68,920,763	$26,442,587
Less: Net expenses	51,800,392	37,189,303	14,798,894
Net investment income (loss)	66,095,288	31,731,460	11,643,693
Net realized gains (losses)	3,636,420	2,575,459	1,566,093
Net change in unrealized appreciation (depreciation)	(7,515,804)	(1,420,961)	7,155,205
Net increase (decrease) in net assets resulting from operations	$62,215,904	$32,885,958	$20,364,991
Net investment income (loss) per share	$1.87	$1.44	$1.08
Net increase (decrease) in net assets resulting from operations per share	$1.76	$1.49	$1.89

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

Investment income for the year ended December 31, 2025 was driven by our deployment of capital and an increasing invested balance. The composition of our investment income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$115,777,088	$66,883,452	$25,596,649
Dividend income	1,851,434	1,880,142	785,960
Fee income	267,158	157,169	59,978
Total investment income	$117,895,680	$68,920,763	$26,442,587

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Interest and credit facility fees	$28,430,076	$22,876,770	$7,995,404
Management fees	7,110,837	4,080,441	2,232,837
Income incentive fee	9,324,274	4,439,558	1,118,214
Capital gain incentive fees	(435,174)	68,299	1,090,162
Professional fees	3,473,781	2,635,775	1,927,451
Amortization of continuous offering costs	667,249	1,419,903	851,065
Administrative services expense	1,033,210	1,074,155	959,377
Amortization of deferred financing costs	775,410	753,279	480,842
Reimbursable expenses to Advisor	209,870	—	—
Directors’ fees and expenses	402,055	401,798	366,663
Organization costs	—	—	219,684
Other expenses	970,928	603,783	421,401
Total expenses	51,962,516	38,353,761	17,663,100
Expense waiver	(162,124)	(1,164,458)	(2,270,214)
Management fee waiver	—	—	(128,140)
Income incentive fee waiver	—	—	(465,852)
Net expenses	$51,800,392	$37,189,303	$14,798,894

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Net realized gains (losses)	$3,636,420	$2,575,459	$1,566,093
Net change in unrealized gains (losses) on investments	(7,515,804)	(1,420,961)	7,155,205
Net realized and unrealized gains (losses)	$(3,879,384)	$1,154,498	$8,721,298

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of December 31, 2025, we had $412,500,000 of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 271.34%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

On April 20, 2023, KLCC SPV GS1 LLC ("SPV I"), a Delaware limited liability company and subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of December 31, 2025 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

On October 11, 2024, SPV I entered into a First Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with SPV I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, a administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Secured Credit Facility entered into on April 20, 2023 (the “Original Closing Date”), by and among SPV I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

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

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. In addition, under the Secured Credit Facility, SPV I is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of December 31, 2025, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, SPV I is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of SPV I, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of SPV I and on any payments received by SPV I in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of December 31, 2025, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $412,500,000 on the consolidated statement of assets and liabilities as of December 31, 2025 and is categorized as Level III under the Accounting Standards Codification (“ASC”) 820 fair value hierarchy.

Borrowings of SPV I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

For additional information, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Borrowings.”

Equity

The following table summarizes transactions in Common Shares during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
	2025		2024(1)(2)		2023(1)(2)
	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	11,110,805	$224,064,195	10,347,523	$211,351,157	10,506,399	$208,923,800
Share transfers between classes	—	$—	—	$—	—	$—
Distributions reinvested	2,023,941	$40,757,802	973,395	$19,888,261	278,369	$5,536,831
Share repurchases	(27,591)	$(556,848)	—	$—	—	$—
Net increase (decrease)	13,107,155	$264,265,149	11,320,918	$231,239,418	10,784,768	$214,460,631
Class S
Subscriptions	46,024	$925,900	—	$—	—	$—
Share transfers between classes	—	$—	—	$—	—	$—
Distributions reinvested	234	$4,684	—	$—	—	$—
Share repurchases	—	$—	—	$—	—	$—
Net increase (decrease)	46,258	$930,584	—	$—	—	$—
Class D
Subscriptions	2,520	$50,000	—	$—	—	$—
Share transfers between classes	—	$—	—	$—	—	$—
Distributions reinvested	—	$—	—	$—	—	$—
Share repurchases	—	$—	—	$—	—	$—
Net increase (decrease)	2,520	$50,000	—	$—	—	$—

(1) There were no Class S or Class D shares outstanding for the period presented.

(2) Transactions in Common Shares issued for the period from January 1, 2024 through June 23, 2024 and for the year ended December 31, 2023 represent issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the years ended December 31, 2024 and December 31, 2023, respectively. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

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

We have adopted a DRP, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who opt-in to the plan. Shareholders who do not opt-in to the DRP will receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have opted-in to our DRP will have their cash distributions automatically reinvested (net of applicable withholding tax) in additional shares or a combination of cash and Common Shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the years ended December 31, 2025 and December 31, 2024, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
November 12, 2025	November 28, 2025	January 27, 2026	$0.71	$23,043,963	812,460	$16,281,699
August 12, 2025	August 12, 2025	September 26, 2025	$0.54	$16,020,938	588,348	$11,784,619
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$14,563,609	524,658	$10,419,716
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$81,196,387	2,836,401	$57,039,501

Of the total distributions paid during the year ended December 31, 2025, $17,394,622 was distributed in cash. Of the total distributions paid on January 27, 2026, $6,762,264 was paid in cash.

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

(1) Common Shares issued through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the year ended December 31, 2024, $11,358,764 was distributed in cash.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
November 12, 2025	November 28, 2025	January 27, 2026	$0.67	$20,940	573	$11,466
August 12, 2025	August 12, 2025	September 26, 2025	$0.497	$8,784	177	$3,542
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$31,247	807	$16,150

Of the total distributions paid during the year ended December 31, 2025, $5,623 was distributed in cash. Of the total distributions paid on January 27, 2026, $9,474 was paid in cash.

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

For the years ended December 31, 2025 and December 31, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

	For the Year Ended December 31,
	2025		2024(1)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	1.88	$66,067,317	1.44	$31,731,460
Net realized gains	0.05	1,660,802	0.12	2,575,459
Distributions in excess of net investment income	—	—	0.20	4,368,624
Total	1.93	$67,728,119	1.76	$38,675,543

(1)
Common Shares issued for the period from January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

	For the Year Ended December 31,
	2025		2024
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.60	$27,971	—	$—
Net realized gains	0.03	1,394	—	—
Distributions in excess of net investment income	0.04	1,882	—	—
Total	0.67	$31,247	—	$—

There were no Class D shares outstanding as of December 31, 2024. For the year ended December 31, 2025 there were no distributions attributable to Class D shares.

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

Related Party Transactions and Agreements

Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Advisor manages the Company’s day-to-day operations and provides investment advisory services to the Company, pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the Advisory Agreement, the Company pays the Advisor fees for investment management services consisting of the Base Management Fee and the Incentive Fee. For additional information, see “Item 8. Financial Statements—Notes to Financial Statements—Note 3. Related Party Transactions—Advisory Agreement.”

For the year ended December 31, 2025, the Company incurred Base Management Fees of $7,110,837. At the Advisor’s discretion, $0 of the Base Management Fee was waived during the year ended December 31, 2025. For the year December 31, 2025, income based Incentive Fee was $9,324,274. At the Advisor’s discretion, $0 of the income Incentive Fee was waived during the year ended December 31, 2025. For the year ended December 31, 2025, the Company accrued capital gains incentive fees of $(435,174), of which $0 was payable on such date under the Advisory Agreement.

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

Administration Agreement

Kennedy Lewis Management LP serves as our administrator pursuant to an administration agreement (the “Administration Agreement”). Under the Administration Agreement, the Administrator performs (or oversees, or arranges for, the performance of) the administrative services necessary for the Company’s operations. The Administrator has retained State Street Bank and Trust Company, a Massachusetts trust company, as a sub-administrator to perform any or all of its obligations under the Administration Agreement. For additional information, see “Item 8. Financial Statements—Notes to Financial Statements—Note 3. Related Party Transactions—Administration Agreement.”

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023 the Company incurred $1,033,210, $1,074,155 and $959,377, respectively, in expenses under the Administration Agreement, which are recorded in “administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, there was $266,043 and $270,203, respectively, of administrative service expenses payable by the Company which are included in “due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

Managing Dealer Agreement

Effective November 25, 2024, the Company entered into a managing dealer agreement with Sanctuary Securities, Inc. (“Sanctuary” or the “Managing Dealer”) (the “Managing Dealer Agreement”). For additional information, see “Item 8. Financial Statements—Notes to Financial Statements—Note 3. Related Party Transactions—Managing Dealer Agreement.”

Distribution and Servicing Plan

On October 10, 2024, the Company adopted a distribution and servicing plan. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D and Class I Common Shares on an annualized basis as a percentage of the Company’s net asset value for such class.

Shareholder Servicing and/or Distribution Fee as a % of Net Asset Value
Class S shares	0.85%
Class D shares	0.25%
Class I shares	—

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to Financial Industry Regulatory Authority, Inc. (“FINRA”) and other limitations on underwriting compensation. For additional information, see “Item 8. Financial Statements—Notes to Financial Statements—Note 3. Related Party Transactions—Distribution and Servicing Plan.”

For the year ended December 31, 2025, the Company accrued $2,249 and $11 of distribution and shareholder servicing fees attributable to Class S shares and Class D shares, respectively. For the year ended December 31, 2024, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into an Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.00% (on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating

Expenses” include the Company’s organizational and offering expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding Base Management Fees and Incentive Fees owed to the Advisor and any interest expenses owed by the Company. For additional information, see “Item 8. Financial Statements—Notes to Financial Statements—Note 3. Related Party Transactions—Expense Support and Conditional Reimbursement Agreement.”

As of December 31, 2025, December 31, 2024 and December 31, 2023, the total expense support provided by the Advisor since inception was $3,596,796, $4,060,270 and $2,895,812, respectively.

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

During the year ended December 31, 2025, the Company made use of a pooling entity to facilitate the purchase from third parties of certain investments. As of December 31, 2025, the Company had an unsettled trade with such an entity in the amount of $56,934,648 which is included in Payable for investments purchased in the consolidated statements of assets and liabilities.

Contractual Obligations

Other than payment of fees discussed in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of December 31, 2025. For additional information on such fees, see “Item 8. Financial Statements—Notes to Financial Statements—Note 3. Related Party Transactions”

Off-Balance Sheet Arrangements

Portfolio Company Commitments

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2025, we had $16,810,100 in unfunded delayed draw term loan commitments and $13,739,442 in unfunded revolver commitments. As of December 31, 2024, we had $29,064,659 in unfunded delayed draw term loan commitments and $6,099,927 in unfunded revolver commitments.

Other Commitments and Contingencies

In the ordinary course of business, we may enter into future funding commitments. We maintain sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. For further detail of these unfunded commitments, see “Item 8. Financial Statements—Notes to Financial Statements—Note 7. Commitments and Contingencies.”

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

Valuation of Portfolio Investments

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Advisor as the Company’s “Valuation Designee”. The Advisor has established a Valuation Committee that is responsible for determining in good faith the fair value of the Company’s investments in instances where there is no readily available market quotation. A readily available market quotation is not expected to exist for most of the investments in the Company’s portfolio, and the Company values these portfolio investments at fair value as determined in good faith by the Valuation Designee. Investments for which market quotations are readily available may be priced by independent pricing services. The Company has retained external, independent valuation firms to provide data and valuation analyses on the Company’s portfolio companies. The Advisor values the Company’s investments as described in “Item 8. Financial Statements—Notes to Financial Statements—Note 2. Significant Accounting Policies.”

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

Investment Related Transactions and Revenue Recognition

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2025 and December 31, 2024, 93.84% and 92.23%, respectively, of investments at fair value represent floating-rate investments with a reference rate floor and 6.16% and 7.77%, respectively, of our debt investments at fair value represent fixed-rate investments.

The following table estimates the potential changes in net cash flow generated from Interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$31,603,827	$12,375,000	$19,228,827
Up 200 basis points	21,069,218	8,250,000	12,819,218
Up 100 basis points	10,534,609	4,125,000	6,409,609
Down 100 basis points	(10,207,321)	(4,125,000)	(6,082,321)
Down 200 basis points	(17,978,038)	(8,250,000)	(9,728,038)
Down 300 basis points	(20,860,035)	(12,375,000)	(8,485,035)

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

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Kennedy Lewis Capital Company

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Kennedy Lewis Capital Company and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, financial highlights for each of the three years in the period then ended and for the period from February 10, 2022 (date of inception) to December 31, 2022, and the related notes (collectively referred to as the "financial statements and financial highlights"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the three years in the period then ended and for the period from February 10, 2022 (date of inception) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 30, 2026

We have served as the Company’s auditor since 2022.

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,083,765,562 and $751,106,426 at December 31, 2025 and December 31, 2024, respectively)	$1,082,011,479	$756,523,331
Controlled/affiliated investments (cost of $27,824,774 and $0 at December 31, 2025 and December 31, 2024, respectively)	27,965,568	—
Total investments at fair value	1,109,977,047	756,523,331
Cash and cash equivalents	60,216,576	13,437,972
Restricted cash and cash equivalents	32,440,987	24,305,322
Interest and fee receivable from non-controlled/non-affiliated investments	4,434,699	5,355,626
Interest and fee receivable from controlled/affiliated investments	294,412	—
Deferred financing costs (net of $2,009,531 and $1,234,121 in accumulated amortization at December 31, 2025 and December 31, 2024, respectively)	3,516,145	4,291,555
Deferred offering costs (net of $2,938,217 and $2,270,968 in accumulated amortization at December 31, 2025 and December 31, 2024, respectively)	125,546	420,856
Receivable for investments sold	3,168,206	14,323,332
Derivative assets at fair value (Note 5)	—	319,195
Due from Advisor	—	74,454
Other assets	98,038	56,250
Total assets	$1,214,271,656	$819,107,893

Liabilities
Secured Credit Facility (Note 6)	412,500,000	342,685,745
Distribution Payable	23,064,903	13,468,268
Payable for investments purchased	58,725,508	5,529,326
Interest and credit facility fees payable	4,540,264	3,997,833
Income incentive fee payable	2,403,708	1,434,404
Management fees payable	2,067,094	1,317,398
Deferred financing cost payable	1,350,000	1,500,000
Accrued capital gains incentive fee	614,035	1,049,209
Derivative liabilities at fair value (Note 5)	168,270	—
Due to Advisor and affiliates	266,043	270,203
Offering costs payable	31,644	7,440
Accrued expenses and other liabilities	1,772,163	782,314
Total liabilities	$507,503,632	$372,042,140

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (35,262,120 and 22,106,186 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	352,621	221,062
Additional paid in capital	703,046,902	443,931,292
Distributable earnings (loss)	3,368,501	2,913,399
Total net assets	$706,768,024	$447,065,753
Total liabilities and net assets	$1,214,271,656	$819,107,893

Net Asset Value Per Share	December 31, 2025	December 31, 2024(1)(2)
Class I Shares
Net Assets	$705,791,670	$447,065,753
Common Shares Outstanding	35,213,342	22,106,186
Net Asset value per share	$20.04	$20.22
Class S Shares
Net Assets	$925,859	$—
Common Shares Outstanding	46,258	—
Net Asset value per share	$20.02	$—
Class D Shares
Net Assets	$50,495	$—
Common Shares Outstanding	2,520	—
Net Asset value per share	$20.04	$—

(1) There were no Class S or Class D shares outstanding for the period presented.

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

Kennedy Lewis Capital Company

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$114,995,942	$66,883,452	$25,596,649
Dividend income	1,851,434	1,880,142	785,960
Fee income	267,158	157,169	59,978
Total investment income from non-controlled/non-affiliated investments	$117,114,534	$68,920,763	$26,442,587
From controlled/affiliated investments
Interest income	781,146	—	—
Total investment income from controlled/affiliated investments	781,146	—	—
Total investment income	117,895,680	68,920,763	26,442,587

Expenses:
Interest and credit facility fees	28,430,076	22,876,770	7,995,404
Management fees	7,110,837	4,080,441	2,232,837
Income incentive fee	9,324,274	4,439,558	1,118,214
Capital gain incentive fees	(435,174)	68,299	1,090,162
Professional fees	3,473,781	2,635,775	1,927,451
Amortization of continuous offering costs	667,249	1,419,903	851,065
Administrative services expense	1,033,210	1,074,155	959,377
Amortization of deferred financing costs	775,410	753,279	480,842
Reimbursable expenses to Advisor	209,870	—	—
Directors’ fees and expenses	402,055	401,798	366,663
Organization costs	—	—	219,684
Other expenses	970,928	603,783	421,401
Total expenses	51,962,516	38,353,761	17,663,100
Expenses waived by the Advisor (Note 3)	(162,124)	(1,164,458)	(2,270,214)
Management fee waiver	—	—	(128,140)
Income incentive fee waiver	—	—	(465,852)
Net expenses	51,800,392	37,189,303	14,798,894
Net investment income	66,095,288	31,731,460	11,643,693

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(9,618,479)	(1,180,107)	7,155,205
Controlled/affiliated investments	140,794	—	—
Derivative instruments (Note 5)	(487,465)	319,195	—
Foreign currency transactions	2,449,346	(560,049)	—
Net change in unrealized appreciation (depreciation)	(7,515,804)	(1,420,961)	7,155,205
Realized gain (loss):
Non-controlled/non-affiliated investments	5,068,229	2,153,636	1,566,093
Derivative instruments (Note 5)	(1,316,089)	434,946	—
Foreign currency transactions	(115,720)	(13,123)	—
Net realized gain (loss)	3,636,420	2,575,459	1,566,093
Net realized and unrealized gain (loss)	(3,879,384)	1,154,498	8,721,298
Net increase (decrease) in net assets resulting from operations	$62,215,904	$32,885,958	$20,364,991

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31,
	2025	2024(1)(2)	2023(1)(2)
Operations:
Net investment income	$66,095,288	$31,731,460	$11,643,693
Net realized gain (loss)	3,636,420	2,575,459	1,566,093
Net change in unrealized appreciation (depreciation)	(7,515,804)	(1,420,961)	7,155,205
Net increase (decrease) in net assets resulting from operations	62,215,904	32,885,958	20,364,991

Capital transactions:
Class I
Proceeds from issuance of common shares	224,064,195	211,351,157	208,923,800
Distribution of earnings	(67,728,119)	(38,675,543)	(13,219,702)
Repurchase of common shares	(556,848)	—	—
Reinvestments of distributions	40,757,802	19,888,261	5,536,831
Net increase (decrease) from share transactions	196,537,030	192,563,875	201,240,929
Class S
Proceeds from issuance of common shares	925,900	—	—
Distribution of earnings	(31,247)	—	—
Repurchase of common shares	—	—	—
Reinvestments of distributions	4,684	—	—
Net increase (decrease) from share transactions	899,337	—	—
Class D
Proceeds from issuance of common shares	50,000	—	—
Distribution of earnings	—	—	—
Repurchase of common shares	—	—	—
Reinvestments of distributions	—	—	—
Net increase (decrease) from share transactions	50,000	—	—
Total increase (decrease) in net assets	259,702,271	225,449,833	221,605,920
Net Assets, beginning of period	447,065,753	221,615,920	10,000
Net Assets, end of period	$706,768,024	$447,065,753	$221,615,920

(1) There were no Class S or Class D shares outstanding for the period presented.

(2) Common Shares issued and outstanding as of June 23, 2024, and December 31, 2023, were issued pursuant to the Private Offering. As part of the Public Offering effective June 24, 2024, the Common Shares issued pursuant to the Private Offering became Class I shares. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$62,215,904	$32,885,958	$20,364,991
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments non-controlled/non-affiliated investments	9,618,479	1,180,107	(7,155,205)
Net change unrealized (appreciation) depreciation on controlled/affiliated investments	(140,794)	—	—
Net change unrealized (appreciation) depreciation on derivative instruments	487,465	(319,195)	—
Net change unrealized (appreciation) depreciation on foreign currency and other transactions	(2,449,346)	560,049	—
Net realized (gain) loss on investments	(5,068,229)	(2,153,636)	(1,566,093)
Net realized (gain) loss on derivative instruments	1,316,089	(434,946)	—
Net realized (gain) loss on foreign currency and other transactions	115,720	13,123	—
Payment-in-kind interest capitalized	(8,590,198)	(4,654,617)	(2,786,541)
Net accretion of discount and amortization of premium	(10,406,233)	(6,032,353)	574,310
Amortization of deferred financing costs	775,410	753,279	480,842
Amortization of offering costs	667,249	1,419,903	851,065
Purchases of investments	(790,871,686)	(695,102,694)	(490,600,898)
Cash settlement of derivatives	(1,356,329)	—	—
Proceeds from sale of investments and principal repayments	454,378,811	302,480,157	149,155,907
Changes in operating assets and liabilities:
Interest receivable	626,515	(2,114,611)	(3,241,015)
Deferred offering costs	—	—	(798,327)
Receivable for investments sold	11,155,126	(10,172,764)	(4,150,568)
Due from Advisor	74,454	735,901	(213,793)
Other assets	(41,788)	(11,093)	(45,157)
Payable for investments purchased	53,196,182	(1,959,809)	7,489,135
Due to Advisor and affiliates	(4,160)	(39,614)	(687,919)
Management fee payable	749,696	627,390	690,008
Income incentive fee payable	969,304	782,042	652,362
Accrued capital gains incentive fee	(435,174)	(40,953)	1,090,162
Interest and credit facility fees payable	542,431	946,053	3,051,780
Accrued expenses and other liabilities	989,849	(242,346)	1,024,660
Net cash provided by (used in) operating activities	(221,485,253)	(380,894,669)	(325,820,294)
Cash flows from financing activities:
Proceeds from Secured Credit Facility	230,619,000	180,045,826	220,000,000
Repayment of Secured Credit Facility	(160,804,745)	(32,360,081)	(25,000,000)
Deferred financing cost paid	(150,000)	(580,585)	(3,445,091)
Distributions paid in cash	(17,400,245)	(11,358,764)	(1,643,122)
Deferred offering costs paid	(347,735)	(1,484,883)	—
Proceeds from issuance of common shares	225,040,095	211,351,157	208,923,800
Redemptions paid in cash	(556,848)	—	—
Net cash provided by (used in) financing activities	276,399,522	345,612,670	398,835,587
Net increase (decrease) in cash, cash equivalents and restricted cash	54,914,269	(35,281,999)	73,015,293
Cash, cash equivalents and restricted cash, beginning of period	37,743,294	73,025,293	10,000
Cash, cash equivalents and restricted cash, end of period	$92,657,563	$37,743,294	$73,025,293

Supplemental information and non-cash activities:
Cash paid for interest	27,887,645	21,930,717	4,943,624
Restructuring of portfolio investments	23,085,896	—	—
Reinvestment of distributions	40,762,486	19,888,261	5,536,831
Distribution Payable	23,064,903	13,468,268	6,039,749
Accrued but unpaid deferred financing cost	—	1,500,000	—
Accrued but unpaid deferred offering cost	31,644	7,440	216,950

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4)(16) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				14,792,309	$14,792,309	$16,969,127	2.40
Total Commercial Services & Supplies						$14,792,309	$16,969,127	2.40%

Household Durables
United Homes Group, Inc. (14)	12/6/2024				217,178	$1,085,890	$338,798	0.05
Total Household Durables						$1,085,890	$338,798	0.05%

Total Investments—non-controlled/non-affiliated(4)(16) Equity Investments						$15,878,199	$17,307,925	2.45%
Total Equity Investments						$15,878,199	$17,307,925	2.45%

First Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	1/11/2024	8.00%/9.00% PIK	17.00%	1/11/2028	23,033,349	22,686,221	22,566,925	3.19
Cassavant Holdings, LLC (5)	1/11/2024			1/11/2028	583,745	583,745	571,924	0.08
Total Aerospace & Defense						$23,269,966	$23,138,849	3.27%

Air Freight & Logistics
LaserShip, Inc. (14)	4/13/2023	S+1.50%/4.00%PIK	9.43%	8/10/2029	848,648	799,861	421,354	0.06
Total Air Freight & Logistics						$799,861	$421,354	0.06%

Automobile Components
First Brands Group, LLC (14)	2/3/2023	S+7.00%	10.99%	3/30/2027	716,575	709,776	1,455	0.00
First Brands Group, LLC (14)	2/3/2023	S+7.00%PIK	10.84%	6/29/2026	821,770	814,931	9,450	0.00
First Brands Group, LLC (7)(14)	2/3/2023	S+1.50%/8.45%PIK	13.84%	6/29/2026	26,753	25,619	4,815	0.00
Form Technologies LLC (14)	3/11/2025	S+5.75%	9.62%	7/19/2030	1,492,500	1,486,699	1,337,653	0.19
Jump Auto Holdings LLC (5)(14)	9/27/2024	S+6.75%	10.42%	9/30/2029	33,727,499	33,172,500	31,746,008	4.49
Power Stop, LLC (14)	6/7/2024	S+4.75%	8.55%	1/26/2029	3,937,853	3,835,680	3,268,418	0.46
Total Automobile Components						$40,045,205	$36,367,799	5.14%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Square German BidCo GmbH (5)(8)(10)(14)	6/25/2024	E+7.25%	9.27%	6/27/2029	19,390,800	17,451,062	19,099,938	2.70
Total Automobiles						$17,451,062	$19,099,938	2.70%

Biotechnology
Future Pak, LLC (5)(14)	9/23/2025	S+6.50%	10.33%	3/21/2030	47,579,710	47,130,809	47,103,913	6.66
Total Biotechnology						$47,130,809	$47,103,913	6.66%

Building Products
Globe Electric Company Inc (5)(8)(9)(14)(15)	7/25/2024	S+6.00%	9.88%	7/25/2029	42,896,745	42,567,997	42,886,020	6.07
PrimeSource Brands (14)	9/25/2025	S+4.50%	8.49%	3/15/2031	1,333,333	1,314,123	1,339,720	0.19
Trulite Holding Corp (5)(14)	2/22/2024	S+6.00%	9.98%	3/1/2030	1,912,500	1,883,382	1,836,000	0.26
Wyndham Home Products LLC (5)(14)	10/11/2024	S+6.25%	9.97%	10/11/2029	31,646,383	31,138,578	30,179,573	4.27
Total Building Products						$76,904,080	$76,241,313	10.79%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Chemicals
Ineos US Finance LLC (8)(11)(14)	3/12/2025	S+3.00%	6.72%	2/7/2031	1,484,962	1,435,997	1,186,114	0.17
Rohm Holding GmbH (14)	8/13/2024	S+5.50%/.25% PIK	9.70%	1/31/2029	2,969,884	2,889,271	2,759,528	0.39
Total Chemicals						$4,325,268	$3,945,642	0.56%

Commercial Services & Supplies
Gategroup Finance International S.à r.l (8)(12)(14)	5/28/2025	S+3.50%	7.19%	6/17/2032	1,990,000	1,980,476	1,999,950	0.28
J-O Building Company LLC (5)(14)	6/28/2023	S+6.75%	10.42%	5/25/2028	12,164,490	12,062,075	12,210,106	1.73
Kelso Industries LLC (5)(14)	12/26/2024	S+5.75%	9.57%	12/30/2029	1,382,328	1,360,581	1,378,872	0.20
Total Commercial Services & Supplies						$15,403,132	$15,588,928	2.21%

Construction & Engineering
BP Loenbro Holdings Inc (5)(6)	2/1/2024	S+5.75%	9.75%	2/1/2029	4,587,156	1,959,423	2,018,349	0.29
BP Loenbro Holdings Inc (5)(14)	2/1/2024	S+5.75%	9.83%	2/1/2029	15,717,890	15,556,810	15,717,890	2.22
BP Loenbro Holdings Inc (5)(14)	2/1/2024	S+5.75%	9.83%	2/1/2029	3,600,917	3,558,024	3,600,917	0.51
BP Loenbro Holdings Inc (5)(14)	2/1/2024	S+5.75%	9.84%	2/1/2029	7,407,706	7,277,473	7,407,706	1.05
BP Loenbro Holdings Inc (5)	2/1/2024	S+5.75%	9.84%	2/1/2029	1,827,122	1,809,620	1,827,122	0.26
MEI Buyer LLC (5)(14)	6/12/2023	S+4.25%	7.97%	6/29/2029	14,879,199	14,581,483	14,788,436	2.09
MEI Buyer LLC (5)	6/12/2023	S+4.25%	7.99%	6/29/2029	2,379,518	2,357,988	2,361,553	0.33
MEI Buyer LLC (5)(6)	6/12/2023	S+4.25%	8.03%	6/29/2029	1,617,776	402,926	392,896	0.06
MEI Buyer LLC (5)(6)	6/12/2023	S+4.25%	—	6/29/2029	2,650,602	(46,181)	(23,590)	0.00
Total Construction & Engineering						$47,457,566	$48,091,279	6.81%

Construction Materials
ASI JBE Holdings LLC (5)(14)	7/28/2025	S+6.00%	9.72%	7/28/2031	33,433,583	32,800,205	32,764,911	4.64
ASI JBE Holdings LLC (5)(6)	7/28/2025	S+6.00%	9.72%	7/28/2031	6,703,475	4,567,983	4,558,363	0.64
ASI JBE Holdings LLC (5)(6)	7/28/2025	S+6.00%	—	7/28/2031	10,055,213	(93,337)	(201,104)	(0.03)
Total Construction Materials						$37,274,851	$37,122,170	5.25%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Distributors
American Auto Auction Group, LLC (14)	4/28/2023	S+4.50%	8.17%	5/28/2032	2,237,903	2,159,877	2,193,951	0.31
Total Distributors						$2,159,877	$2,193,951	0.31%

Electric Utilities
Bayonne Energy Center, LLC (14)	9/22/2025	S+3.00%	6.67%	10/1/2032	4,443,409	4,421,824	4,468,425	0.63
Birdsboro Power LLC (5)(14)	9/30/2025	S+3.25%	6.92%	10/8/2032	4,700,000	4,692,034	4,729,375	0.67
Carroll County Energy LLC (14)	6/24/2024	S+2.75%	6.42%	6/27/2031	2,099,980	2,082,514	2,107,855	0.30
CPV Shore Holdings, LLC (14)	1/24/2025	S+3.75%	7.42%	2/4/2032	3,452,425	3,421,830	3,461,056	0.49
Hill Top Energy Center, LLC (14)	6/17/2025	S+3.25%	6.92%	6/26/2032	3,885,506	3,876,359	3,919,505	0.55
MRP Buyer, LLC (14)	5/23/2025	S+3.25%	6.92%	6/4/2032	5,840,202	5,731,017	5,787,289	0.82
MRP Buyer, LLC (6)(14)	5/23/2025	S+3.25%	6.92%	6/4/2032	744,038	437,161	441,362	0.06
Oregon Clean Energy, LLC (14)	6/26/2024	S+3.50%	7.18%	7/12/2030	2,776,212	2,764,851	2,782,125	0.39
Potomac Energy Center, LLC (14)	6/6/2023	S+3.00%	6.84%	8/5/2032	2,849,643	2,836,054	2,871,015	0.41
South Field Energy LLC (14)	8/15/2024	S+3.00%	6.67%	8/29/2031	2,184,724	2,170,671	2,198,378	0.31
South Field Energy LLC (14)	8/15/2024	S+3.00%	6.67%	8/29/2031	132,043	138,962	132,868	0.02
West Deptford Energy Holdings, LLC (14)	1/27/2025	S+4.00%	7.72%	7/24/2032	7,960,000	7,922,627	7,892,022	1.12
Total Electric Utilities						$40,495,904	$40,791,275	5.77%

Electronic Equipment, Instruments & Components
Forgent Intermediate IV LLC (5)(14)	12/16/2025	S+3.25%	6.98%	12/20/2032	2,500,000	2,475,055	2,481,250	0.35
Total Electronic Equipment, Instruments & Components						$2,475,055	$2,481,250	0.35%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Energy Equipment & Services
Astro Acquisition, LLC (14)	8/14/2025	S+3.25%	7.12%	8/30/2032	1,995,000	1,990,196	2,007,469	0.28
Total Energy Equipment & Services						$1,990,196	$2,007,469	0.28%

Entertainment
Mood Media Borrower, LLC (5)(14)	5/30/2025	S+6.75%	10.47%	5/30/2030	68,727,252	67,477,604	68,057,157	9.63
Mood Media Borrower, LLC (5)(6)	5/30/2025	S+6.75%	10.48%	5/30/2030	5,226,159	1,214,381	1,256,891	0.18
Total Entertainment						$68,691,985	$69,314,048	9.81%

Food Products
Alltech Inc (14)	3/10/2025	S+4.25%	8.08%	8/13/2030	1,736,875	1,729,053	1,746,289	0.25
Total Food Products						$1,729,053	$1,746,289	0.25%

Gas Utilities
Long Ridge Energy LLC (14)	2/7/2025	S+4.50%	8.17%	2/19/2032	3,970,000	3,934,197	3,927,005	0.56
Total Gas Utilities						$3,934,197	$3,927,005	0.56%

Ground Transportation
Odyssey Logistics & Technology Corporation (14)	7/20/2023	S+4.50%	8.22%	10/12/2027	977,500	975,210	739,234	0.10
Total Ground Transportation						$975,210	$739,234	0.10%

Health Care Providers & Services
Endo1 Partners, LLC (5)(14)	5/23/2025	S+7.50/.475% PIK	11.69%	5/23/2030	75,378,308	73,927,427	74,605,681	10.56
Total Health Care Providers & Services						$73,927,427	$74,605,681	10.56%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(14)	12/19/2024	S+5.00%	8.72%	12/31/2029	22,963,114	22,724,294	22,963,114	3.25
CC Interholdings LLC (5)(6)(14)	12/19/2024	S+5.00%	8.72%	12/31/2029	10,062,456	4,744,418	4,818,354	0.68
Total Hotels, Restaurants & Leisure						$27,468,712	$27,781,468	3.93%

Independent Power and Renewable Electricity Producers
Invenergy Thermal Operating I LLC (14)	8/4/2023	S+2.75%	6.41%	5/17/2032	848,845	840,974	851,180	0.12
Invenergy Thermal Operating I LLC (14)	8/4/2023	S+2.75%	6.41%	5/17/2032	53,565	53,068	53,712	0.01
Red Oak Power, LLC (5)(14)	9/22/2025	S+5.25%	8.92%	9/22/2031	87,520,732	85,833,592	85,857,838	12.16
Total Independent Power and Renewable Electricity Producers						$86,727,634	$86,762,730	12.29%

IT Services
Best Practices Associates, L.L.C. (5)(14)	11/8/2024	S+6.75%	10.52%	11/8/2029	34,350,591	33,365,797	33,869,683	4.79
Best Practices Associates, L.L.C. (5)(6)	11/8/2024	S+6.75%	—	11/8/2029	2,589,371	(69,832)	(36,251)	(0.01)
Total IT Services						$33,295,965	$33,833,432	4.78%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Machinery
Cleanova US Holdings LLC (5)(14)	5/22/2025	S+4.75%	8.48%	6/14/2032	1,995,000	1,929,516	1,995,000	0.28
DS Parent Inc (14)	12/15/2023	S+5.50%	9.17%	1/31/2031	1,970,000	1,892,121	1,798,610	0.25
Dune Acquisition, Inc. (5)(14)	8/20/2024	S+6.25%	9.97%	11/20/2030	32,690,285	32,128,010	32,608,559	4.61
Total Machinery						$35,949,647	$36,402,169	5.14%

Media
Igloo Group Parent, Inc. (5)(7)	12/23/2025	S+5.00%	8.73%	12/23/2031	60,568,775	56,934,648	56,934,648	8.06
Total Media						$56,934,648	$56,934,648	8.06%

Oil, Gas & Consumable Fuels
Drubit LLC (5)(14)	2/20/2025	S+5.50%	9.22%	1/31/2031	66,528,783	65,346,347	65,863,495	9.32
Limetree Bay Terminals, LLC (5)(14)	2/13/2024	S+4.50%/1% PIK	9.34%	12/11/2026	24,339,079	23,969,286	23,932,617	3.39
Limetree Bay Terminals, LLC (5)(14)	2/13/2024	S+6.50%/2% PIK	12.34%	2/12/2029	12,046,071	11,858,173	11,836,469	1.67
Limetree Bay Terminals, LLC (5)	2/13/2024	S+6.50%/2% PIK	12.34%	2/12/2029	1,107,378	1,080,873	1,088,110	0.15
Total Oil, Gas & Consumable Fuels						$102,254,679	$102,720,691	14.53%

Software
Harris Computer Germany HoldCo GmbH (5)(8)(10)(14)	12/18/2025	E+4.80%	6.86%	6/18/2030	69,059,507	67,581,694	67,757,483	9.59
Total Software						$67,581,694	$67,757,483	9.59%

Specialty Retail
Array Midco, Corp. (5)(8)(9)(14)	12/31/2024	S+6.50%	10.17%	12/31/2029	42,191,147	41,481,833	42,191,147	5.97
Array Midco, Corp. (5)(8)(9)(14)	12/31/2024	P+5.50%	12.25%	12/31/2029	12,749,682	12,543,585	12,749,682	1.80
Spencer Spirit IH LLC (14)	6/25/2024	S+4.75%	8.52%	7/15/2031	1,975,000	1,972,077	1,978,298	0.28
Total Specialty Retail						$55,997,495	$56,919,127	8.05%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Textiles, Apparel & Luxury Goods
IBG Borrower LLC (5)(14)	11/20/2023	S+5.00%	8.82%	8/22/2031	9,437,500	9,370,672	9,248,750	1.31
IBG Borrower LLC (5)(14)	11/20/2023	S+5.00%	8.82%	8/22/2031	5,827,480	5,712,596	5,710,931	0.81
Total Textiles, Apparel & Luxury Goods						$15,083,268	$14,959,681	2.12%

Trading Companies & Distributors
Lincoln Metal Shop, Inc. (5)	5/31/2023	S+6.00% PIK	9.80%	6/7/2027	26,330,407	26,106,680	22,907,454	3.24
Lincoln Metal Shop, Inc. (5)	5/31/2023	S+6.00% PIK	9.80%	6/7/2027	697,389	697,389	606,729	0.09
Total Trading Companies & Distributors						$26,804,069	$23,514,183	3.33%

Total First Lien Debt						$1,014,538,515	$1,012,512,999	143.26%

Second Lien Debt Household Durables
Great Southern Homes, Inc. (5)(14)	12/11/2024	S+7.25%	11.01%	12/11/2030	54,294,466	53,348,848	52,190,555	7.38
Total Household Durables						$53,348,848	$52,190,555	7.38%

Total Second Lien Debt						$53,348,848	$52,190,555	7.38%

Total Investments—non-controlled/non- affiliated						$1,083,765,562	$1,082,011,479	153.09%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—controlled/affiliated(4) Equity Investments
Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(17)	8/12/2025				34,060	$1,584,471	$920,642	0.13
Total Hotels, Restaurants & Leisure						$1,584,471	$920,642	0.13%

Total Investments—controlled/affiliated(4) Equity Investments						$1,584,471	$920,642	0.13%
Total Equity Investments						$1,584,471	$920,642	0.13%

Second Lien Debt Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(17)	8/12/2025	10.00% PIK	10.00%	5/10/2028	20,433,348	26,240,303	27,044,926	3.83
Total Hotels, Restaurants & Leisure						$26,240,303	$27,044,926	3.83%

Total Second Lien Debt						$26,240,303	$27,044,926	3.83%

Total Investments—controlled/ affiliated						$27,824,774	$27,965,568	3.96%

Total Investments Portfolio						$1,111,590,336	$1,109,977,047	157.05%

Cash Equivalents
State Street Institutional Money Market Fund (13)						74,837,826	74,837,826	10.59
Total Cash Equivalents						$74,837,826	$74,837,826	10.59%
Total Portfolio Investments and Cash Equivalents						$1,186,428,162	$1,184,814,873	167.64%
Liabilities in excess of Other Assets							$(478,046,849)	(67.64)%
Net Assets							$706,768,024	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Unless otherwise indicated, the debt investments are first lien positions.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of December 31, 2025, rates for the 6 month, 3 month and 1 month E are 2.11%, 2.03%, and 1.94%, respectively. As of December 31, 2025, 6 month, 3 month and 1 month S are 3.57%, 3.65% and 3.69%, respectively. As of December 31, 2025, the rate for P is 6.75%
(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America U.S. GAAP.
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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details
(7)
Position or portion thereof is unsettled as of December 31, 2025.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act". The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets totaled 15.47% of the Company’s total assets.
(9)
The issuer of this investment is domiciled in Canada.
(10)
The issuer of this investment is domiciled in Germany and denominated in Euro.
(11)
The issuer of this investment is domiciled in United Kingdom.
(12)
The issuer of this investment is domiciled in Luxembourg.
(13)
The annualized seven-day yield as of December 31, 2025 is 3.49%.
(14)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.
(15)
The industry classification for the issuer was changed from Household Durable to Building Products as of March 31, 2025. This change was applied retrospectively to the December 31, 2025 Consolidated Schedule of Investments.
(16)
Subtotals for first and second lien positions are disaggregated as of December 31, 2025. This change was applied retrospectively to the December 31, 2024, Consolidated Schedule of Investments. Ranger Holdco Spe LLC was restructured during 2025 resulting in the Company having a controlling interest in IC 3700 Flamingo Road LLC as of December 31, 2025.
(17)
As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns or owns with affiliates more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the year ended December 31, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/(Depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend and Interest Income
Controlled/Affiliated Second Lien Debt
IC 3700 Flamingo Road LLC	$—	$26,240,303	$—	$804,623	$—	$27,044,926	$781,146
Equity
IC 3700 Flamingo Road LLC	—	1,584,471	—	(663,829)	—	920,642	—
Total Controlled/Affiliated	$—	$27,824,774	$—	$140,794	$—	$27,965,568	$781,146

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	87,359,985	EUR	74,067,897	5/29/2026	$(168,270)

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4)(14) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				14,792,309	$14,792,309	$16,227,571	3.63
Total Commercial Services & Supplies						$14,792,309	$16,227,571	3.63%

Household Durables
United Homes Group, Inc. (12)	12/6/2024				217,178	$1,085,890	$918,663	0.21
Total Household Durables						$1,085,890	$918,663	0.21%

Total Investments—non-controlled/non-affiliated(4)(14) Equity Investments						$15,878,199	$17,146,234	3.84
Total Equity Investments						$15,878,199	$17,146,234	3.84%

First Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	1/11/2024	8.00%/7.00% PIK	15.00%	1/11/2028	21,253,169	20,770,496	20,341,408	4.55
Total Aerospace & Defense						$20,770,496	$20,341,408	4.55%

Air Freight & Logistics
Inmar, Inc.	7/14/2023	S+5.00%	9.36%	10/30/2031	1,958,086	1,948,435	1,961,140	0.44
LaserShip, Inc. (12)	4/13/2023	S+4.50%	9.28%	8/10/2029	410,578	380,880	136,177	0.03
LaserShip, Inc. (12)	4/13/2023	S+4.50%	9.28%	8/10/2029	410,578	380,880	309,987	0.07
LaserShip, Inc. (12)	4/13/2023	S+6.25%	11.03%	1/2/2029	205,343	203,322	213,429	0.05
Total Air Freight & Logistics						$2,913,517	$2,620,733	0.59%

Automobile Components
First Brands Group, LLC (12)	2/3/2023	S+5.00%	9.85%	3/30/2027	1,492,248	1,466,371	1,397,744	0.31
First Brands Group, LLC (12)	2/3/2023	S+5.00%	9.85%	3/30/2027	1,971,336	1,927,043	1,841,977	0.41
Jump Auto Holdings LLC (5)(12)	9/27/2024	S+6.75%	11.08%	9/30/2029	35,906,037	35,195,713	34,922,212	7.81
Power Stop, LLC (12)	6/7/2024	S+4.75%	9.36%	1/26/2029	2,979,311	2,917,546	2,824,387	0.63
Total Automobile Components						$41,506,673	$40,986,320	9.16%

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

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
ADMI Corp. (aka Aspen Dental) (12)	3/6/2024	S+5.75%	10.11%	12/23/2027	1,980,000	1,980,000	1,983,960	0.44
ADMI Corp. (aka Aspen Dental) (12)	3/6/2024	S+3.75%	8.22%	12/23/2027	994,859	976,522	976,205	0.22
Charlotte Buyer, Inc. (12)	2/1/2023	S+4.75%	9.20%	2/11/2028	3,437,744	3,390,166	3,455,793	0.77
Crisis Prevention Institute Inc (12)	12/12/2024	S+4.00%	8.43%	4/9/2031	1,583,333	1,575,998	1,585,313	0.35
HAH Group Holdings Company LLC (12)	2/7/2023	S+5.00%	9.36%	9/24/2031	2,640,000	2,601,379	2,636,700	0.59
Heartland Dental, LLC (12)	4/12/2023	S+4.50%	8.86%	4/28/2028	4,024,929	3,953,558	4,027,867	0.90
Imagefirst Holdings, LLC (5)(12)	4/27/2023	S+4.25%	8.58%	4/27/2028	3,945,158	3,874,401	3,945,158	0.88
LSCS Holdings, Inc. (12)	9/11/2024	S+4.61%	8.97%	12/16/2028	1,492,308	1,492,308	1,499,769	0.34
Team Services Group (12)	4/4/2023	S+5.00%	9.47%	12/20/2027	1,470,714	1,460,164	1,473,171	0.33
Team Services Group, LLC (12)	4/4/2023	S+5.25%	9.61%	12/20/2027	500,000	491,198	500,835	0.11
U.S. Anesthesia Partners, Inc. (12)	8/9/2024	S+4.25%	8.92%	10/1/2028	2,487,147	2,419,291	2,471,602	0.55
Total Health Care Providers & Services						$24,214,985	$24,556,373	5.48%

Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(12)	12/19/2024	S+5.25%	9.62%	12/31/2029	23,195,064	22,906,746	22,906,746	5.12
CC Interholdings LLC (5)(6)(12)	12/19/2024	S+5.25%	—	12/31/2029	10,084,811	(62,584)	(62,584)	(0.01)
Total Hotels, Restaurants & Leisure						$22,844,162	$22,844,162	5.11%

Household Products
American Greetings Corporation (12)	2/2/2023	S+5.75%	10.11%	10/30/2029	486,918	490,436	489,265	0.11
Journey Personal Care Corp. (12)	4/28/2023	S+3.75%	8.11%	3/1/2028	2,720,318	2,720,318	2,717,761	0.61
Staples, Inc. (12)	2/1/2023	S+5.75%	10.18%	9/4/2029	1,987,500	1,914,730	1,895,896	0.42
Total Household Products						$5,125,484	$5,102,922	1.14%

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

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Xplor T1 LLC (12)	6/27/2024	S+3.50%	7.83%	6/24/2031	1,795,500	1,787,017	1,808,966	0.40
Total Technology Hardware, Storage & Peripherals						$1,787,017	$1,808,966	0.40%

Textiles, Apparel & Luxury Goods
IBG Borrower LLC (5)(12)	11/20/2023	S+6.00%	10.48%	8/22/2029	9,687,500	9,604,533	9,748,047	2.18
Total Textiles, Apparel & Luxury Goods						$9,604,533	$9,748,047	2.18%

Trading Companies & Distributors
Lincoln Metal Shop, Inc. (5)(12)	5/31/2023	S+6.00%	10.56%	6/7/2027	21,967,680	21,678,659	22,022,600	4.93
Lincoln Metal Shop, Inc. (5)(12)	5/31/2023	S+6.00%	10.46%	6/7/2027	5,644,699	5,509,764	5,658,811	1.27
RelaDyne Inc. (12)	4/3/2023	S+4.00%	8.36%	12/23/2030	3,939,873	3,810,907	3,934,948	0.88
Total Trading Companies & Distributors						$30,999,330	$31,616,359	7.08%

Total First Lien Debt						$662,123,702	$663,933,579	148.51%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Second Lien Debt Hotels, Restaurants & Leisure
Ranger Holdco Spe LLC (5)(14)	6/13/2023	15.00% PIK	15.00%	8/8/2028	20,670,207	19,888,560	22,234,941	4.97
Total Hotels, Restaurants & Leisure						$19,888,560	$22,234,941	4.97%

Household Durables
Great Southern Homes, Inc. (5)(12)	12/11/2024	S+7.25%	11.70%	12/11/2030	54,294,466	53,215,964	53,208,576	11.90
Total Household Durables						$53,215,964	$53,208,576	11.90%

Total Second Lien Debt						$73,104,525	$75,443,518	16.87%

Total Investments—non-controlled/non- affiliated						$751,106,426	$756,523,331	169.22%

Total Investments Portfolio						$751,106,426	$756,523,331	169.22%

Cash Equivalents
State Street Institutional Money Market Fund (11)						28,099,723	28,099,723	6.29
Total Cash Equivalents						$28,099,723	$28,099,723	6.29%
Total Portfolio Investments and Cash Equivalents						$779,206,149	$784,623,054	175.51%
Liabilities in excess of Other Assets							$(337,557,301)	(75.51)%
Net Assets							$447,065,753	100.00%

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
(14)
Subtotals for first and second lien positions are disaggregated as of December 31, 2025. This change was applied retrospectively to the December 31, 2024, Consolidated Schedule of Investments. Ranger Holdco Spe LLC was restructured during 2025 resulting in the Company having a controlling interest in IC 3700 Flamingo Road LLC as of December 31, 2025.

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

Notes to the Consolidated Financial Statements

Note 1. Organization

Organization

Kennedy Lewis Capital Company (the “Company”) is a Delaware statutory trust structured as an externally managed, diversified closed-end management investment company. The Company has elected to be treated as a business development company (a “BDC”) under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (a “RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months or less that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2025 and December 31, 2024, we had $29,940,987 and $23,525,322, respectively, of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the consolidated statements of assets and liabilities. This is further discussed in Note 6. As of December 31, 2025 and December 31, 2024, we had $2,500,000 and $780,000, respectively, of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. As of December 31, 2025, there are no amounts owed to the Company from the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement.

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

The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is the Company’s chief financial officer, and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. The Company adopted ASU 2023-09 effective December 31, 2025, and concluded the adoption of the standard had no material impact on the consolidated annual financial statements of the Company.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements

Note 3. Related Party Transactions

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The management fee is payable quarterly in arrears. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the management fee was $7,110,837, $4,080,441 and $2,232,837, respectively. At the Advisor's discretion, $0, $0 and $128,140 of the management fee was waived for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the management fee, net of waivers was $7,110,837, $4,080,441 and $2,104,697, respectively.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023 income-based incentive fees were $9,324,274, $4,439,558 and $1,118,214, respectively. At the Advisor's discretion, $0, $0 and $465,852 of the income incentive fee was waived during the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the income-based incentive fee, net of waivers was $9,324,274, $4,439,558 and $652,362, respectively.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Advisory Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company accrued capital gains incentive fees of $(435,174), $68,299 and $1,090,162, respectively, of which $0 and $0 and $109,252 was currently payable on such dates under the Advisory Agreement.

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

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023 the Company incurred $1,033,210, $1,074,155 and $959,377, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, there was $266,043 and $270,203, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

During the year ended December 31, 2025, the Company made use of a pooling entity to facilitate the purchase from third parties of certain investments. As of December 31, 2025, the Company had an unsettled trade with such an entity in the amount of $56,934,648 which is included in Payable for investments purchased in the consolidated statements of assets and liabilities.

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

Managing Dealer Agreement

Effective November 25, 2024, the Company entered into a managing dealer agreement with Sanctuary Securities, Inc. (the “Managing Dealer Agreement” and the “Managing Dealer”).

Pursuant to the Managing Dealer Agreement, the Managing Dealer, among other things, manages the Company’s relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of the Company’s Common Shares (“participating brokers”) and financial advisors. The Managing Dealer also coordinates the Company’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Company’s investment strategies, material aspects of the Company’s operations and subscription procedures. As set forth in and pursuant to the Managing Dealer Agreement, the Company will pay the Managing Dealer a retainer, commission and shareholder servicing and/or distribution fees for its services. Furthermore, the Company will pay the Managing Dealer shareholder servicing and/or distribution fees with respect to Class S and Class D shares. The Managing Dealer Agreement may be terminated by the Company or the Managing Dealer (i) on 30 days’ written notice or (ii) immediately upon notice to the other party in the event that such other party shall have failed to comply with any material provision thereof. The Managing Dealer Agreement also may be terminated at any time without the payment of any penalty, (x) by vote of a majority of the Company’s trustees who are not “interested persons”, as defined in the 1940 Act, of the Company and who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Managing Dealer Agreement or (y) by a majority vote of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Managing Dealer or the Company’s investment adviser.

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

Distribution and Servicing Plan

On October 10, 2024, the Company adopted a distribution and servicing plan. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D and Class I Common Shares on an annualized basis as a percentage of the Company’s net asset value for such class.

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

For the year ended December 31, 2025, the Company accrued $2,249 and $11 of distribution and shareholder servicing fees attributable to Class S and Class D shares, respectively. As of December 31, 2024, there were no amounts payable for distribution and shareholder servicing fees for Class S shares and Class D shares.

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

For the years ended December 31, 2025, and December 31, 2024, and December 31, 2023, the Advisor provided $162,124, $1,164,458 and $2,270,214 of expense support, respectively.

As of December 31, 2025 and December 31, 2024, the Company had no obligation to make a Reimbursement Payment under the Expense Support and Conditional Reimbursement Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $3,596,796.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,014,538,515	$1,012,512,999	91.22%	$662,123,702	$663,933,579	87.76%
Second lien debt	79,589,151	79,235,481	7.14%	73,104,525	75,443,518	9.97%
Equity	17,462,670	18,228,567	1.64%	15,878,199	17,146,234	2.27%
Total investments	$1,111,590,336	$1,109,977,047	100.00%	$751,106,426	$756,523,331	100.00%

The industry composition of investments based on fair value as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Oil, Gas & Consumable Fuels	9.26%	4.34%
Independent Power and Renewable Electricity Producers	7.83	2.94
Building Products(1)	6.87	11.15
Health Care Providers & Services	6.72	3.25
Entertainment	6.24	—
Software	6.10	0.71
Media	5.13	—
Specialty Retail	5.13	5.77
Hotels, Restaurants & Leisure	5.02	5.96
Household Durables	4.73	7.14
Construction & Engineering	4.33	7.09
Biotechnology	4.24	—
Electric Utilities	3.67	5.04
Construction Materials	3.34	0.19
Machinery	3.28	6.42
Automobile Components	3.28	5.42
IT Services	3.05	5.45
Commercial Services & Supplies	2.93	4.99
Trading Companies & Distributors	2.12	4.18
Aerospace & Defense	2.08	2.69
Automobiles	1.72	2.68
Textiles, Apparel & Luxury Goods	1.35	1.29
Chemicals	0.36	0.37
Gas Utilities	0.35	—
Electronic Equipment, Instruments & Components	0.22	—
Distributors	0.20	0.26
Energy Equipment & Services	0.18	3.99
Food Products	0.16	—
Ground Transportation	0.07	0.13
Air Freight & Logistics	0.04	0.35
Electrical Equipment	—	4.47
Containers & Packaging	—	0.79
Personal Care Products	—	0.71
Household Products	—	0.67
Professional Services	—	0.41
Metals & Mining	—	0.39
Diversified Consumer Services	—	0.26
Insurance	—	0.26
Technology Hardware, Storage & Peripherals	—	0.24
Total	100.00%	100.00%
(1)
The industry classification for the issuer Globe Electric Company Inc was changed from Household Durables to Building Products as of March 31, 2025. This change was applied retrospectively to the December 31, 2024 Consolidated Schedule of Investments.

The geographic composition of investments at cost and fair value as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025				December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$926,547,693	$922,106,713	83.07%	130.47%	$645,248,857	$651,040,720	86.06%	145.63%
Canada	96,593,415	97,826,849	8.81%	13.84%	88,461,009	88,668,828	11.72%	19.83%
Germany	85,032,755	86,857,421	7.83%	12.29%	17,396,560	16,813,783	2.22%	3.76%
Luxembourg	1,980,476	1,999,950	0.18%	0.28%	—	—	—	—
United Kingdom	1,435,997	1,186,114	0.11%	0.17%	—	—	—	—
Total	$1,111,590,336	$1,109,977,047	100.00%	157.05%	$751,106,426	$756,523,331	100.00%	169.22%

The following tables present the fair value hierarchy of the Company’s investment portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$63,686,105	$948,826,894	$1,012,512,999
Second Lien Debt	—	—	79,235,481	79,235,481
Equity	338,798	—	920,642	1,259,440
Subtotal	$338,798	$63,686,105	$1,028,983,017	$1,093,007,920
Investment measured at net asset value(1)				16,969,127
Total investments				$1,109,977,047
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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2025 and December 31, 2024, respectively:

	First Lien Debt	Second Lien Debt	Equity	Total
Balance as of December 31, 2024	$531,672,622	$75,443,518	$—	$607,116,140
Purchases of investments	667,700,082	4,857,257	—	672,557,339
Proceeds from principal pre-payments and sales of investments	(269,274,609)	—	—	(269,274,609)
Payment-in-kind	5,846,078	2,635,827	—	8,481,905
Net accretion of discount on investments	9,165,809	494,988	—	9,660,797
Net realized gain (loss)	6,404,020	81,024	—	6,485,044
Net change in unrealized appreciation/(depreciation)	(1,058,915)	(2,692,662)	(663,829)	(4,415,406)
Transfers into Level 3(1)	3,396,713	—	1,584,471	4,981,184
Transfers out of Level 3(1)	(5,024,906)	(1,584,471)	—	(6,609,377)
Balance as of December 31, 2025	$948,826,894	$79,235,481	$920,642	$1,028,983,017

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the year	$1,236,660	$(346,281)	$(663,829)	$226,550

(1)
The transfers into and out of Level 3 for Equity and Second Lien Debt, respectively, represent a restructuring of a second lien debt investment into an equity investment.

Level 2 investments are valued using prices obtained from pricing services. The Company had $(1,628,193) in transfers into Level 3 on a net basis during the year ended December 31, 2025.

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

Level 2 investments are valued using prices obtained from pricing services. The Company had $(1,173,216) in transfers into Level 3 on a net basis during the year ended December 31, 2024.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2025 and December 31, 2024 were as follows:

Investment Type	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Equity	$920,642	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	9.00%	9.00%
Second Lien Debt	52,190,555	Discounted cash flow	Discount rate	11.73% - 11.73%	11.73%
	27,044,926	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	9.00%	9.00%
First Lien Debt	811,714,266	Discounted cash flow	Discount rate	8.61% - 20.14%	10.82%
	12,420,497	Market quotations	Broker quoted price	96.00 - 100.63	99.47
	124,692,131	Transactional Value(1)	N/A	N/A	N/A
	1,028,983,017

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

The tables below present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of December 31, 2025 and December 31, 2024:

	December 31, 2025
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivative assets at fair value	$—	$—	$—	$—	$—
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$(168,270)	$—	$(168,270)	$87,359,985
Total Derivative liabilities at fair value	$—	$(168,270)	$—	$(168,270)	$87,359,985
Cash collateral posted				$2,500,000

	December 31, 2024
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$319,195	$—	$319,195	$17,224,192
Total Derivative assets at fair value	$—	$319,195	$—	$319,195	$17,224,192
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivative liabilities at fair value	$—	$—	$—	$—	$—
Cash collateral posted				$780,000

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the years ended December 31, 2025 and December 31, 2024, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Year Ended December 31,
	2025	2024
Net change in unrealized appreciation (depreciation)
Foreign currency forward contract	$(487,465)	$319,195
Net change in unrealized appreciation (depreciation)	$(487,465)	$319,195
Net realized gain (loss)
Foreign currency forward contract	$(1,316,089)	$434,946
Net realized gain (loss)	$(1,316,089)	$434,946

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

Note 6. Borrowings

On April 20, 2023, Subsidiary I entered into a credit agreement with Goldman Sachs Bank USA (the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of December 31, 2025 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

On October 11, 2024, Subsidiary I entered into a First Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Subsidiary I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, a administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Secured Credit Facility entered into on April 20, 2023 (the “Original Closing Date”), by and among Subsidiary I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

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

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. In addition, under the Secured Credit Facility, Subsidiary I is required to utilize a minimum percentage of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of December 31, 2025 and December 31, 2024, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, Subsidiary I is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of Subsidiary I, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of Subsidiary I and on any payments received by Subsidiary I in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $412,500,000 on the consolidated statement of assets and liabilities as of December 31, 2025 and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of Subsidiary I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following tables summarize the average debt outstanding and the interest rates on the Secured Credit Facility for years ended December 31, 2025 and December 31, 2024, respectively:

	For the Year Ended December 31,
	2025	2024
Average Debt Outstanding	$394,380,557	$257,249,040
Effective Interest Rate	7.41%	9.19%
Weighted Average Interest Rate (1)	6.89%	8.45%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the years ended December 31, 2025 and December 31, 2024, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Year Ended December 31,
	2025	2024
Borrowing interest expense	$27,159,282	$21,721,777
Minimum utilization fee	—	261,056
Non-utilization fees	1,070,864	860,043
Administration fee	199,930	33,894
Amortization of deferred financing costs	775,410	753,279
Total interest and credit facility fees	$29,205,486	$23,630,049

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of December 31, 2025 and December 31, 2024, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$16,810,100	$29,064,659
Unfunded revolver obligations	13,739,442	6,099,927
Total Unfunded	$30,549,542	$35,164,586

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at December 31, 2025 and December 31, 2024, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2025	Fair Value as of December 31, 2025
ASI JBE Holdings LLC	Delayed Draw Term Loan	7/28/2031	10,055,213	(201,104)
ASI JBE Holdings LLC	Revolver	7/28/2031	2,011,043	(40,221)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(36,251)
BP Loenbro Holdings Inc	Revolver	2/1/2029	2,568,807	—
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	5,244,103	—
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,214,849	(7,532)
MEI Buyer LLC	Revolver	6/29/2029	2,650,602	(23,590)
Mood Media Borrower, LLC	Revolver	5/30/2030	3,919,619	(37,236)
MRP Buyer, LLC	Delayed Draw Term Loan	6/4/2032	295,935	(2,693)
Total Unfunded Balances			$30,549,542	$(348,627)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2024	Fair Value as of December 31, 2024
Array Midco, Corp.	Delayed Draw Term Loan	12/31/2029	12,785,196	(127,782)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(90,628)
BP Loenbro Holdings Inc	Delayed Draw Term Loan	2/1/2029	1,834,862	—
BP Loenbro Holdings Inc	Revolver	2/1/2029	1,100,917	—
MEI Buyer LLC	Revolver	6/29/2029	2,409,639	(37,349)
Voltagrid LLC	Delayed Draw Term Loan	8/28/2025	3,453,751	(33,329)
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	10,084,811	(62,584)
Kelso Industries LLC	Delayed Draw Term Loan	12/30/2029	401,235	(6,019)
Tank Holding Corp.	Delayed Draw Term Loan	3/31/2028	245,604	(4,912)
The Action Environmental Group, Inc	Delayed Draw Term Loan	10/24/2030	259,200	2,592
Total Unfunded Balances			$35,164,586	$(360,011)

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

For the year ended December 31, 2025, related parties made no purchases of the Company`s Common Shares and for the year ended December 31, 2024, related parties made purchases of 326,554 Class I shares of the Company for aggregate proceeds of $6,750,000.

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of December 31, 2025 and December 31, 2024, 18,600,752 and 14,559,724 Class I shares were owned by these affiliated feeder entities, respectively.

The following table summarizes transactions in Common Shares during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
	2025		2024(1)(2)		2023(1)(2)
	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	11,110,805	$224,064,195	10,347,523	$211,351,157	10,506,399	$208,923,800
Share transfers between classes	—	$—	—	$—	—	$—
Distributions reinvested	2,023,941	$40,757,802	973,395	$19,888,261	278,369	$5,536,831
Share repurchases	(27,591)	$(556,848)	—	$—	—	$—
Net increase (decrease)	13,107,155	$264,265,149	11,320,918	$231,239,418	10,784,768	$214,460,631
Class S
Subscriptions	46,024	$925,900	—	$—	—	$—
Share transfers between classes	—	$—	—	$—	—	$—
Distributions reinvested	234	$4,684	—	$—	—	$—
Share repurchases	—	$—	—	$—	—	$—
Net increase (decrease)	46,258	$930,584	—	$—	—	$—
Class D
Subscriptions	2,520	$50,000	—	$—	—	$—
Share transfers between classes	—	$—	—	$—	—	$—
Distributions reinvested	—	$—	—	$—	—	$—
Share repurchases	—	$—	—	$—	—	$—
Net increase (decrease)	2,520	$50,000	—	$—	—	$—

(1) There were no Class S or Class D shares outstanding for the period presented.

(2) Transactions in Common Shares issued for the period from January 1, 2024 through June 23, 2024 and for the year ended December 31, 2023 represent issuances of Common Shares under the Private Offering, which were made pursuant to Subscription Agreements entered into with participating investors during the years ended December 31, 2024 and December 31, 2023, respectively. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Net Asset Value per Share and Offering Price

The Administrator determines net asset value for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent net asset value per share available for each share class, which will be the prior calendar day net asset value per share (i.e. the prior month-end net asset value). The following tables summarize each month-end net asset value per share for Class I, Class S, and Class D Common Shares of beneficial interest during the years ended December 31, 2025 and December 31, 2024:

	Net Asset Value Per Common Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$20.37	$—	$—
February 28, 2025	20.50	—	—
March 31, 2025(1)	20.07	—	—
April 30, 2025	20.15	20.15	—
May 31, 2025	19.86	19.85	—
June 30, 2025(1)	20.19	20.16	—
July 31, 2025	20.39	20.35	—
August 31, 2025	20.03	20.02	—
September 30, 2025(1)	20.26	20.24	—
October 31, 2025	20.38	20.34	—
November 30, 2025	19.84	19.83	19.84
December 31, 2025(1)	20.04	20.02	20.04

(1) The net asset value per Common Share reflected in the Company`s report on Form 8-K may differ due to updates from estimates to actuals.

Net Asset Value Per Common Share
For the Months Ended	Class I(1)
January 31, 2024	$20.72
February 29, 2024	20.87
March 31, 2024(2)	20.58
April 30, 2024	20.72
May 31, 2024	20.31
June 30, 2024(2)	20.48
July 31, 2024	20.64
August 31, 2024	20.22
September 30, 2024(2)	20.37
October 31, 2024	20.53
November 30, 2024	20.01
December 31, 2024	20.22

(1) Common Shares issued for the period January 1, 2024 through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

(2) The net asset value per Common Share reflected in the Company`s report on Form 8-K may differ due to updates from estimates to actuals.

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

The following table summarizes the share repurchases completed for the year ended December 31, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased (Class I)	Aggregate Dollar Amount of Shares Accepted for Repurchase
November 29, 2024(1)	December 31, 2024	$20.22	736	$14,875
March 3, 2025	March 31, 2025	$20.07	—	—
May 30, 2025(2)	June 30, 2025	$20.18	26,300	530,729
August 29, 2025(3)	September 30, 2025	$20.26	555	11,244
December 1, 2025(4)	December 31, 2025	$20.04	3,262	65,373
			30,853	$622,221

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

(4) On December 1, 2025, the Company commenced a quarterly Tender Offer, pursuant to which the Company offered to repurchase up to 1,517,295 Common Shares, representing 5.0% of the Company’s Common Shares outstanding as of September 30, 2025. On December 31, 2025, the quarterly Tender Offer expired, and 3,262 Common Shares were tendered for repurchase. On January 27, 2026, the Company accepted the 3,262 Common Shares for purchase. The purchase price of the Common Shares tendered is the Company’s net asset value per Common Share as of December 31, 2025, or $20.04 per Common Share.

During the year ended December 31, 2024, no shares were tendered for repurchase.

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

The following tables summarize the distribution declarations and Common Shares issued pursuant to the DRP for the years ended December 31, 2025 and December 31, 2024, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
November 12, 2025	November 28, 2025	January 27, 2026	$0.71	$23,043,963	812,460	$16,281,699
August 12, 2025	August 12, 2025	September 26, 2025	$0.54	$16,020,938	588,348	$11,784,619
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$14,563,609	524,658	$10,419,716
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$81,196,387	2,836,401	$57,039,501

Of the total distributions paid during the year ended December 31, 2025, $17,394,622 was distributed in cash. Of the total distributions paid on January 27, 2026, $6,762,264 was paid in cash.

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

(1) Common Shares issued through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

Of the total distributions paid during the year ended December 31, 2024, $11,358,764 was distributed in cash. Of the total distributions paid on January 28, 2025, $4,751,771 was paid in cash.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
November 12, 2025	November 28, 2025	January 27, 2026	$0.67	$20,940	573	$11,466
August 12, 2025	August 12, 2025	September 26, 2025	$0.497	$8,784	177	$3,542
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$31,247	807	$16,150

Of the total distributions paid during the year ended December 31, 2025, $5,623 was distributed in cash. Of the total distributions paid on January 27, 2026, $9,474 was paid in cash.

There were no distributions to Class D shares for the year ended December 31, 2025. There were no class S or Class D shares outstanding as of December 31, 2024.

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

For the years ended December 31, 2025 and December 31, 2024, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the years ended December 31, 2025 and December 31, 2024, respectively:

	For the Year Ended December 31,
	2025		2024(1)
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	1.88	$66,067,317	1.44	$31,731,460
Net realized gains	0.05	1,660,802	0.12	2,575,459
Distributions in excess of net investment income	—	—	0.20	4,368,624
Total	1.93	$67,728,119	1.76	$38,675,543

(1)
Common Shares issued through June 23, 2024 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.

	For the Year Ended December 31,
	2025		2024
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.60	$27,971	—	$—
Net realized gains	0.03	1,394	—	—
Distributions in excess of net investment income	0.04	1,882	—	—
Total	0.67	$31,247	—	$—

There were no Class S or Class D shares outstanding during the year ended December 31, 2024. There were no distributions to Class D shares for the year ended December 31, 2025.

Note 9. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023 permanent differences were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Undistributed net investment income (loss)	$(1,278,005)	$4,936,037	$488,192
Accumulated net realized gain (loss)	7,276,570	(3,809,061)	(57,473)
Paid In Capital	$(5,998,565)	$(1,126,976)	$(430,719)

During the year ended December 31, 2025 permanent differences were principally related to non-deductible offering costs and the tax treatment of underlying fund investments.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$62,215,904	$32,885,958	$20,364,991
Net unrealized (appreciation) depreciation	7,515,804	1,420,961	(7,155,205)
Realized gain (loss) for tax not included in book income	115,745	436,978	(346,768)
Non-deductible capital gains incentive fee	—	68,298	1,090,162
Other timing differences and non-deductible expenses	4,981,266	1,443,321	428,374
Realized losses for tax not recognized	—	—	—
Total Taxable/distributable income	$74,828,719	$36,255,516	$14,381,554

The components of accumulated gains / losses as calculated on a tax basis for the taxable years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Distributable ordinary income	—	—	1,161,852
Post October Loss Referral	—	(90,210)	—
Other temporary book/tax differences	(711,001)	(2,776,669)	(1,087,817)
Net unrealized appreciation/(depreciation) on investments	(2,056,783)	5,780,278	7,501,973
Total accumulated under-distributed (over-distributed) earnings	(2,767,784)	2,913,399	7,576,008

Net capital losses recognized by the Company may be carried forward indefinitely and will retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the year ended December 31, 2025, which will be deemed to arise on the first day of the tax year ended December 31, 2025, December 31, 2024 and December 31, 2023, were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Capital loss carryforward	$—	$—	$—

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Gross unrealized appreciation	10,120,308	10,405,239	7,895,221
Gross unrealized depreciation	(12,177,090)	(4,623,105)	(393,248)
Net unrealized appreciation (depreciation) earnings	$(2,056,782)	$5,782,134	$7,501,973

Tax cost of investments	$1,112,033,829	$750,741,197	$344,876,547

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments.

Of the dividends declared during the years ended December 31, 2025 and December 31, 2024, $62,264,150 and $37,643,919 were derived from ordinary income, and $5,495,216 and $1,031,624 from long-term capital gain as determined on a tax basis.

Subsidiary I is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, Subsidiary I is subject to U.S. federal, state and local taxes. For the Company’s tax year ended December 31, 2025, Subsidiary I activity did not result in a material provision for income taxes.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax year and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 10. Financial Highlights

The following are financial highlights for the years ended December 31, 2025, December 31, 2024, December 31, 2023 and for the period from February 10, 2022 (date of inception) to December 31, 2022:

	Class I(7)
	For the Year Ended December 31,
	2025	2024	2023(6)	2022(8)
Per Share Data:
Net asset value, beginning of period	$20.22	$20.55	$20.00	$—
Results of operations:
Net investment income (loss)(1)	2.30	1.98	1.34	—
Net unrealized and realized gain (loss)(2)	(0.14)	0.09	0.45	—
Net increase (decrease) in net assets resulting from operations	2.16	2.07	1.79	—
Distribution declared (3)	(2.34)	(2.40)	(1.24)	—
Total increase (decrease) in net assets	(0.18)	(0.33)	0.55	20.00
Net asset value, end of period	$20.04	$20.22	$20.55	$20.00
Total return based on net asset value (4)	10.68%	10.07%	8.95%	—
Shares outstanding, end of period	35,213,342	22,106,186	10,785,268	500

Ratios and supplemental data:
Net assets, end of period	$705,791,670	$447,065,753	$221,615,920	$—
Weighted-average net assets	577,777,746	327,144,295	176,046,740	—
Weighted-average shares outstanding	28,656,539	16,013,406	8,711,195	—
Ratio of net expenses to weighted average net assets	8.97%	11.37%	8.41%	—
Ratio of net expenses before voluntary waivers to weighted average net assets	8.97%	11.37%	8.74%	—
Ratio of net investment income to weighted average net assets	11.43%	9.70%	6.61%	—
Portfolio turnover	47.83%	56.80%	59.71%	N/A
Asset Coverage Ratio (5)	271.34%	230.46%	213.65%	N/A

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
(4)
Total return based on net asset value calculated as the change in NAV per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(5)
Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.
(6)
Calculated for the period February 1, 2023 (commencement of operations) to December 31, 2023.
(7)
Common Shares issued through June 23, 2024 and for the year ended December 31, 2023 relate to the Private Offering and became Class I shares as part of Public Offering effective June 24, 2024. Common Shares issued pursuant to the Private Offering are reclassified as Class I shares to conform with current period presentation.
(8)
All expenses were waived for the period. There was no activity other than organization and offering costs incurred and the issuance of 500 shares of our common stock at $20.00 per share for the period from February 10, 2022 (date of inception) to December 31, 2022.

Class S
For the Year Ended December 31,
2025
Per Share Data:
Net asset value, beginning of period	$—
Initial issuance of Class S shares(6)	20.15
Results of operations:
Net investment income (loss)(1)	1.42
Net unrealized and realized gain (loss)(2)	0.15
Net increase (decrease) in net assets resulting from operations	1.57
Distribution declared (3)	(1.70)
Total increase (decrease) in net assets	(0.13)
Net asset value, end of period	$20.02
Total return based on net asset value (4)	7.79%
Shares outstanding, end of period	46,258

Ratios and supplemental data:
Net assets, end of period	$925,859
Weighted-average net assets	394,218
Weighted-average shares outstanding	19,633
Ratio of net expenses to weighted average net assets	6.25%
Ratio of net expenses before voluntary waivers to weighted average net assets	6.25%
Ratio of net investment income to weighted average net assets	7.10%
Portfolio turnover	47.83%
Asset Coverage Ratio (5)	271.34%
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
(4)
Total return based on net asset value calculated as the change in NAV per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(5)
Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.
(6)
The date of the first sale of Class S shares was May 1, 2025.

Class D
For the Year Ended December 31,
2025
Per Share Data:
Net asset value, beginning of period	$—
Initial issuance of Class D shares(6)	19.84
Results of operations:
Net investment income (loss)(1)	0.15
Net unrealized and realized gain (loss)(2)	0.05
Net increase (decrease) in net assets resulting from operations	0.20
Distribution declared (3)	—
Total increase (decrease) in net assets	0.20
Net asset value, end of period	$20.04
Total return based on net asset value (4)	1.01%
Shares outstanding, end of period	2,520

Ratios and supplemental data:
Net assets, end of period	$50,495
Weighted-average net assets	50,495
Weighted-average shares outstanding	2,520
Ratio of net expenses to weighted average net assets	0.68%
Ratio of net expenses before voluntary waivers to weighted average net assets	0.68%
Ratio of net investment income to weighted average net assets	0.77%
Portfolio turnover	47.83%
Asset Coverage Ratio (5)	271.34%
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
(4)
Total return based on net asset value calculated as the change in NAV per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(5)
Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.
(6)
The date of the first sale of Class D shares was December 1, 2025.

There were no Class S or Class D shares outstanding prior to January 1, 2025.

Senior Securities

Information about our senior securities as of December 31, 2025 and December 31, 2024, is shown in the following table:

Class and period	Total Amount Outstanding	Asset Coverage Per Unit(1)	Involuntary Liquidating Preference Per Unit(2)	Market Value Per Unit(3)
December 31, 2025
Secured Credit Facility	$412,500,000	2,713.40	—	N/A
December 31, 2024
Secured Credit Facility	$342,685,745	2,304.60	—	N/A

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

Distributions

On March 25, 2026, the Board of Trustees declared a distribution of $0.51 per Class I share, $0.467 per Class S share and $0.497 per Class D share for the first quarter of 2026, payable on March 27, 2026 to shareholders of record on March 25, 2026.

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

The Company’s management, under the supervision and with the participation of our President (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2025.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Departure of Certain Officers; Appointment of Certain Officers

On March 25, 2026, Anthony Pasqua submitted his resignation as Chief Financial Officer of the Company, effective as of April 1, 2026. Mr. Pasqua’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Pasqua will continue to serve as the Advisor’s Chief Operating Officer and Chief Financial Officer.

On March 25, 2026, the Board appointed Gary Klayn to serve as Chief Financial Officer of the Company, effective as of April 1, 2026. See “Item 10. Directors, Executive Officers, and Corporate Governance—Executive Officers Who Are Not Trustees” in Part III of this Annual Report on Form 10-K for a description of Mr. Klayn’s biography and business experience.

There is no arrangement or understanding between Mr. Klayn and any other person pursuant to which he was appointed as Chief Financial Officer. Further, with regard to Mr. Klayn, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

On March 25, 2026, the Board appointed Daniel Dombrowsky to serve as Controller of the Company, effective as of April 1, 2026. See “Item 10. Directors, Executive Officers, and Corporate Governance—Key Personnel” in Part III of this Annual Report on Form 10-K for a description of Mr. Dombrowsky’s biography and business experience.

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

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee, which have the responsibilities discussed in greater detail below.

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

Trustees

The following information regarding the Board is as of March 30, 2026:

Name	Birth Year	Position	Length of Service
Interested Trustees
James Didden	1967	Chairperson and President	Since 2022
Doug Logigian	1981	Trustee	Since 2022

Independent Trustees
Ankur Keswani	1977	Trustee	Since 2022
Julian Markby	1952	Trustee	Since 2022
Catherine Smith	1953	Trustee	Since 2022

The address for each Trustee is c/o Kennedy Lewis Capital Company, 225 Liberty St. Suite 4210, New York, NY 10281.

Executive Officers who are Not Trustees

The following information regarding the executive officers who are not trustees is as of March 30, 2026:

Name	Birth Year	Position
Gary Klayn	1976	Controller
Jamie Peterson	1971	Chief Compliance Officer
Anthony Pasqua	1978	Chief Financial Officer
Martin Towey	1977	Secretary

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

Independent Trustees

Ankur Keswani has served as a member of the Board since 2022. Ms. Keswani has over 20 years of experience in credit investing, trading and risk management. Ms. Keswani joined SEDA Experts, LLC in 2025 as a Managing Director. From 2012-2020, she was the Head of Corporate Credit at Serengeti Asset Management where she helped manage over $1 billion in assets. She has also led several successful turnarounds and post bankruptcy workouts. During that time, she was a member of the Investment Committee and the Risk Committee. Ms. Keswani joined Serengeti in 2008 as a Senior Managing Director.

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

Catherine Smith has served as a member of the Board since 2022. Ms. Smith currently serves as a board member for Global Atlantic Financial Group, an insurance division of KKR. Ms. Smith is chair of the Operations and Technology Committee and sits on the Audit Committee. Additionally, she is vice chair of Outward Bound USA and serves a vice chair of the board of trustees of Hampshire College and the Carbon Containment Lab. Ms. Smith served as Commissioner of Economic and Community Development for the State of Connecticut from 2011-2019, responsible for designing and implementing strategies to improve the economy in the state.

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

Jamie Peterson has served as the Company’s Chief Compliance Officer since 2025. Mr. Peterson is a Managing Director with Iron Road Partners since 2024, with more than 30 years of experience in the financial industry. Prior to joining Iron Road Partners, Mr. Peterson was the Americas Chief Compliance Officer at Wellington Management Company, where he led the teams responsible for all compliance matters in the U.S. and in Canada. While at Wellington, Mr. Peterson provided regulatory compliance advice across the firm; led SEC, CTFC, NFA, FINRA, OSC and OCC compliance programs; designed and implemented surveillance, testing and annual reviews. Previously, Mr. Peterson was the Chief Compliance Officer at Highfields Capital Management, where he built the firm’s 206(4)-7 compliance program and initially registered Highfields as an investment adviser with the SEC. Earlier, Mr. Peterson served in capital markets risk and compliance roles at Citigroup Global Markets, Inc., and traded equities at Fleet Trading. Mr. Peterson received his Bachelor of Arts in Policy and Management Studies from Dickinson College.

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

Martin Towey has served as the Company’s Secretary since 2025. Mr. Towey joined Kennedy Lewis in 2025 and is a Managing Director and the Firm’s Chief Compliance Officer. Prior to joining Kennedy Lewis, Mr. Towey spent four years at the U.S. Securities and Exchange Commission on the Events and Emerging Risks team in the Division of Examinations. Prior to the SEC, he was Chief Compliance Officer and Partner at Fir Tree Capital Management from 2010 to 2020, overseeing and managing Fir Tree’s multi-jurisdictional compliance program and serving on the Risk, Valuation, and Management Committees. Prior to Fir Tree, Mr. Towey was a Vice President and Senior Compliance Officer at Fortress Investment Group from 2007 to 2010, overseeing private equity, credit, REIT and liquid markets products. Mr. Towey started his career working for the SEC from 2000 to 2007 in the Division of Investment Management’s Office of Compliance Inspections and Examinations. Mr. Towey received a B.S. in Business Administration from Hofstra University in 2000.

Key Personnel

Doug Gerowski joined Kennedy Lewis in 2019 and is a Partner focused on the Firm’s investment activities, including origination, capital markets, investment pipeline processing and prioritization, and active issuer and fund level portfolio management. Mr. Gerowski is a member of the Kennedy Lewis Management LP and the Advisor's Investment Committees. Mr. Gerowski was formerly a Trader at Fir Tree Capital Management, a multi-strategy hedge fund, where he was responsible for trade execution, sell-side relationship management and investment idea generation across a full suite of asset classes globally. He started his career as a middle office Associate at HedgeServ, a hedge fund administrator, from 2011 to 2012. Mr. Gerowski graduated from Lafayette College in 2011 with a BA in Economics. He is a CFA charterholder.

Daniel Dombrowsky joined Kennedy Lewis in August 2023 and serves as a Director focused on Accounting & Finance. He was previously a Manager at Deloitte, where he oversaw audits of several BDCs and other private credit funds. Prior to Deloitte, Mr. Dombrowsky served for five years in the United States Navy where he most recently served as a Quality Assurance Representative, ensuring aircraft safety and maintenance quality within a helicopter squadron. Mr. Dombrowsky has over ten years of experience and holds a B.S. in Accounting from the University of North Florida. He is also a Certified Public Accountant.

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

In 2025, the Board of Trustees held five meetings, as well as four Audit Committee meetings, and four Nominating and Corporate Governance Committee meetings. All trustees are expected to attend at least 75% of the aggregate number of meetings of the Board and the committees on which they serve. The Company requires each trustee to make a diligent effort to attend all Board and committee meetings.

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

•
Doug Gerowski is a Managing Partner of Kennedy Lewis Investment Management LLC and a Member of the Advisor’s and Kennedy Lewis Management LP’s Investment Committees.

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

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Compensation of Trustees

The Company’s trustees are divided into two groups — Interested Trustees and Independent Trustees. During 2025, Interested Trustees did not receive any compensation from the Company for their service as members of the Board of Trustees. The compensation table below sets forth compensation that the Company’s Independent Trustees earned during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Ankur Keswani	$125,000	—	125,000
Julian Markby	$125,000	2,055	127,055
Catherine Smith	$150,000	—	150,000
(1)
All other compensation includes reimbursement of out-of-pocket expenses.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 30, 2026, certain beneficial ownership information with respect to the Company’s Common Shares for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of the Company’s outstanding shares of Common Shares and all officers and trustees, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to our Common Shares. Unless otherwise indicated, the address for each executive officer and trustee is c/o Kennedy Lewis Capital Company, 225 Liberty Street, Suite 4210, New York, NY 10281.

	Type of Ownership	Number	Percentage
Interested Trustees
James Didden	Beneficial/Record	148,118	*
Doug Logigian		—	*
Independent Trustees
Ankur Keswani		—	*
Julian Markby		—	*
Catherine Smith		—	*
Executive Officers Who Are Not Trustees
Gary Klayn		—	*
Jamie Peterson		—	*
Anthony Pasqua		—	*
Martin Towey		—	*
All Trustees and Executive Officers as a Group (9 persons)		148,118	*
Five-Percent Shareholders
Kennedy Lewis Core Lending CalSTRS Fund LP - BDC Series(1)		11,092,702	31.46%

* Represents less than 1.0%.

(1)
The California State Teachers Retirement System and Kennedy Lewis Core Lending CalSTRS GP LLC are the indirect beneficial owners of 10,982,874 and 109,828 Common Shares, respectively, through their ownership of Kennedy Lewis Core Lending CalSTRS Fund LP - BDC Series.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

We have entered into the Advisory Agreement with the Advisor, the Administration Agreement with the Administrator, and the Managing Dealer Agreement with the Managing Dealer. Certain of our executive officers and the Chairperson of our Board have ownership and financial interests in the Advisor and the Administrator. Certain of our executive officers and the Chairperson of our Board also serve as principals of other investment managers affiliated with the Advisor and the Administrator that may in the future manage investment funds with investment objectives similar to ours. In addition, our executive officers and trustees and the partners of the Advisor and Kennedy Lewis serve or may serve as officers, trustees, principals of entities that operate in the same or related line of business as we do, or of investment funds managed by its affiliates, although we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Kennedy Lewis. However, the Advisor and its affiliates intend to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we are not disadvantaged in relation to any other client. We may invest, to the extent permitted by law, on a concurrent basis with affiliates of Kennedy Lewis, subject to compliance with applicable regulations, any allocation procedures and our co-investment exemptive relief order.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte & Touche LLP for professional services performed for the Company for the years ended December 31, 2025 and December 31, 2024:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees(1)	$734,620	$632,511
Audit-Related Fees	—	—
Tax Fees	12,500	12,500
All Other Fees	—	—
	$747,120	$645,011

(1) During the years ended December 31, 2025 and December 31, 2024, Deloitte & Touche LLP billed aggregate non-audit fees of $49,620 and $17,533 related to the Company for services rendered to the Company.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Company, and for permissible non-audit services for the Advisor and any affiliates thereof that provide services to the Company, if such non-audit services are directly related to the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the years ended December 31, 2025 and December 31, 2024 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Committee has reviewed the audited consolidated financial statements and met and held discussions with management regarding the audited consolidated financial statements, and the Audit Committee recommended the inclusion of the consolidated financial statements in this annual report on Form 10-K. Management has represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board and has discussed with the auditors the auditors’ independence.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a) Documents Filed as Part of this Report

The following documents are filed as part of this annual report:

(1) Financial Statements - Financial statements are included in Item 8. See the Index to the Financial Statements on page 103 of this annual report on Form 10-K.

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

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Third Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 16, 2024).
3.2	Bylaws (incorporated by reference to Exhibit (b) to the Registration Statement on Form N-2 (File No. 333-272926), filed on May 29, 2024).
4.1*	Description of Securities
4.2*	Form of Subscription Agreement
10.1*	Investment Advisory Agreement
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 (File No. 000-5649), filed on January 12, 2023).
10.3	License Agreement (Previously filed as an exhibit to the Registration Statement on Form 10 (File No. 000-56494), filed on January 13, 2023, and incorporated herein by reference).
10.4	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 814-01603), filed on March 30, 2025)
10.5	Transfer Agency Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 (File No. 000-5649), filed on January 12, 2023).
10.6	Custodian Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 (File No. 000-5649), filed on January 12, 2023).

10.7	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 (File No. 000-5649), filed on January 12, 2023)
10.8	Managing Dealer Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 27, 2024).
10.9	Distribution and Servicing Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 27, 2024).
10.10	Sub-Administration Servicing Agreement (incorporated by reference to Exhibit (k)(7) to the Registration Statement on Form N-2 (File No. 333-272926), filed on April 18, 2024).
10.11	First Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 15, 2024).
14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 814-01603), filed on March 30, 2025).
14.2	Code of Ethics of the Advisor (incorporated by reference to Exhibit (n)(2) to the Registration Statement on FormN-2 (File No. 333-272926), filed on April 18, 2024)
19	Insider Trading Policy (incorporated herein by reference to Exhibit 14.1 to this Annual Report on Form 10-K).
21.1*	Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

**Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2026.

KENNEDY LEWIS CAPITAL COMPANY
/s/ James Didden
By:
Name:	James Didden
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James Didden James Didden	President (Principal Executive Officer)	March 30, 2026

/s/ Anthony Pasqua Anthony Pasqua	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2026

/s/ Gary Klayn Gary Klayn	Controller	March 30, 2026

/s/ Catherine Smith Catherine Smith	Trustee	March 30, 2026

/s/ Ankur Keswani Ankur Keswani	Trustee	March 30, 2026

/s/ Julian Markby Julian Markby	Trustee	March 30, 2026