Form 10-Q
period 2026-03-31
Kennedy Lewis Capital Co
filed 2026-05-13
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(212) 782-3480

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

The number of shares of the registrant’s common shares of beneficial interest, $0.01 par value per share (“Common Shares”), outstanding as of May 13, 2026 was 36,836,738, 64,427 and 7,589 of Class I, Class S and Class D Common Shares, respectively.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,071,884,851 and $1,083,765,562 at March 31, 2026 and December 31, 2025, respectively)	$1,068,472,439	$1,082,011,479
Controlled/affiliated investments (cost of $28,340,547 and $27,824,774 at March 31, 2026 and December 31, 2025, respectively)	27,889,785	27,965,568
Total investments at fair value	1,096,362,224	1,109,977,047
Cash and cash equivalents	5,496,329	60,216,576
Restricted cash and cash equivalents	44,269,851	32,440,987
Interest and fee receivable from non-controlled/non-affiliated investments	4,700,176	4,434,699
Interest and fee receivable from controlled/affiliated investments	291,997	294,412
Deferred financing costs (net of $2,209,565 and $2,009,531 in accumulated amortization at March 31, 2026 and December 31, 2025, respectively)	3,316,111	3,516,145
Deferred offering costs (net of $3,024,617 and $2,938,217 in accumulated amortization at March 31, 2026 and December 31, 2025, respectively)	51,986	125,546
Receivable for investments sold	19,692,661	3,168,206
Derivative assets at fair value (Note 5)	1,626,355	—
Other assets	84,806	98,038
Total assets	$1,175,892,496	$1,214,271,656

Liabilities
Secured Credit Facility (Note 6)	412,500,000	412,500,000
Subscriptions received in advance	3,667,210	—
Distribution Payable	—	23,064,903
Payable for investments purchased	1,362,617	58,725,508
Interest and credit facility fees payable	4,495,991	4,540,264
Income incentive fee payable	2,420,198	2,403,708
Management fees payable	2,268,585	2,067,094
Deferred financing cost payable	1,275,000	1,350,000
Accrued capital gains incentive fee	471,983	614,035
Derivative liabilities at fair value (Note 5)	—	168,270
Due to Advisor and affiliates	322,650	266,043
Offering costs payable	13,291	31,644
Accrued expenses and other liabilities	2,272,596	1,772,163
Total liabilities	$431,070,121	$507,503,632

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (37,246,308 and 35,262,120 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	372,463	352,621
Additional paid in capital	750,504,653	703,046,902
Distributable earnings (loss)	(6,054,741)	3,368,501
Total net assets	$744,822,375	$706,768,024
Total liabilities and net assets	$1,175,892,496	$1,214,271,656

The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value Per Share	March 31, 2026 (Unaudited)	December 31, 2025
Class I Shares
Net Assets	$743,574,236	$705,791,670
Common Shares Outstanding	37,183,849	35,213,342
Net Asset value per share	$20.00	$20.04
Class S Shares
Net Assets	$1,196,518	$925,859
Common Shares Outstanding	59,877	46,258
Net Asset value per share	$19.98	$20.02
Class D Shares
Net Assets	$51,621	$50,495
Common Shares Outstanding	2,582	2,520
Net Asset value per share	$19.99	$20.04

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$28,949,578	$22,571,039
Dividend income	1,154,556	448,334
Fee income	65,285	77,879
Total investment income from non-controlled/non-affiliated investments	$30,169,419	$23,097,252
From controlled/affiliated investments
Interest income	513,358	—
Total investment income from controlled/affiliated investments	513,358	—
Total investment income	30,682,777	23,097,252

Expenses:
Interest and credit facility fees	6,958,506	6,154,280
Management fees	2,268,585	1,504,233
Income incentive fee	2,420,198	1,677,360
Capital gain incentive fees	(142,052)	(387,451)
Professional fees	898,769	1,029,670
Amortization of continuous offering costs	86,400	295,737
Administrative services expense	322,650	235,079
Amortization of deferred financing costs	200,034	164,196
Directors’ fees and expenses	100,000	100,000
Other expenses	488,692	191,651
Total expenses	13,601,782	10,964,755
Expenses waived by the Advisor (Note 3)	—	(162,124)
Net expenses	13,601,782	10,802,631
Net investment income	17,080,995	12,294,621

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(576,136)	(3,912,978)
Controlled/affiliated investments	(591,556)	—
Derivative instruments (Note 5)	1,794,626	(681,025)
Foreign currency transactions	(1,084,916)	156,820
Net change in unrealized appreciation (depreciation)	(457,982)	(4,437,183)
Realized gain (loss):
Non-controlled/non-affiliated investments	246,716	1,340,038
Foreign currency transactions	1,929	(8,201)
Net realized gain (loss)	248,645	1,331,837
Net realized and unrealized gain (loss)	(209,337)	(3,105,346)
Net increase (decrease) in net assets resulting from operations	$16,871,658	$9,189,275

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025(1)
Operations:
Net investment income	$17,080,995	$12,294,621
Net realized gain (loss)	248,645	1,331,837
Net change in unrealized appreciation (depreciation)	(457,982)	(4,437,183)
Net increase (decrease) in net assets resulting from operations	16,871,658	9,189,275

Capital transactions:
Class I
Proceeds from issuance of common shares	13,322,599	54,132,996
Distribution of earnings	(18,709,697)	(14,099,609)
Repurchase of common shares	(65,373)	(14,875)
Reinvestments of distributions	26,389,560	18,553,467
Net increase (decrease) from share transactions	20,937,089	58,571,979
Class S
Proceeds from issuance of common shares	250,000	—
Distribution of earnings	(27,690)	—
Repurchase of common shares	—	—
Reinvestments of distributions	23,294	—
Net increase (decrease) from share transactions	245,604	—
Class D
Proceeds from issuance of common shares	—	—
Distribution of earnings	(1,253)	—
Repurchase of common shares	—	—
Reinvestments of distributions	1,253	—
Net increase (decrease) from share transactions	—	—
Total increase (decrease) in net assets	38,054,351	67,761,254
Net Assets, beginning of period	706,768,024	447,065,753
Net Assets, end of period	$744,822,375	$514,827,007

(1) There were no Class S or Class D shares outstanding during the three months ended March 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,871,658	$9,189,275
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments non-controlled/non-affiliated investments	576,136	3,912,978
Net change unrealized (appreciation) depreciation on controlled/affiliated investments	591,556	—
Net change unrealized (appreciation) depreciation on derivative instruments	(1,794,626)	681,025
Net change unrealized (appreciation) depreciation on foreign currency	1,084,916	(156,820)
Net realized (gain) loss on investments	(246,716)	(1,340,038)
Net realized (gain) loss on foreign currency	(1,929)	8,201
Payment-in-kind interest capitalized	(1,987,695)	(1,273,897)
Net accretion of discount and amortization of premium	(1,578,460)	(2,073,574)
Amortization of deferred financing costs	200,034	164,196
Amortization of offering costs	86,400	295,737
Purchases of investments	(76,786,847)	(175,071,087)
Proceeds from sale of investments and principal repayments	91,963,863	75,496,229
Changes in operating assets and liabilities:
Interest receivable	(263,062)	184,687
Receivable for investments sold	(16,524,455)	3,266,675
Due from Advisor	—	(87,670)
Other assets	13,232	(98,067)
Payable for investments purchased	(57,362,891)	18,048,420
Subscriptions received in advance	3,667,210	—
Due to Advisor and affiliates	56,607	(35,124)
Management fee payable	201,491	186,834
Income incentive fee payable	16,490	242,956
Accrued capital gains incentive fee	(142,052)	(387,451)
Interest and credit facility fees payable	(44,273)	(95,406)
Accrued expenses and other liabilities	500,433	757,814
Net cash provided by (used in) operating activities	(40,902,980)	(68,184,107)
Cash flows from financing activities:
Proceeds from Secured Credit Facility	23,966,000	92,119,000
Repayment of Secured Credit Facility	(23,966,000)	(77,700,000)
Deferred financing cost paid	(75,000)	—
Distributions paid in cash	(15,389,436)	(9,014,410)
Deferred offering costs paid	(31,193)	(5,871)
Proceeds from issuance of common shares	13,572,599	54,132,996
Redemptions paid in cash	(65,373)	(14,875)
Net cash provided by (used in) financing activities	(1,988,403)	59,516,840
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,891,383)	(8,667,267)
Cash, cash equivalents and restricted cash, beginning of period	92,657,563	37,743,294
Cash, cash equivalents and restricted cash, end of period	$49,766,180	$29,076,027

Supplemental information and non-cash activities:
Cash paid for interest	7,002,779	6,249,686
Reinvestment of distributions	26,414,107	18,553,467
Accrued but unpaid deferred offering cost	13,291	97,879

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

March 31, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				3,007,292	$3,007,292	$4,585,623	0.62
Total Commercial Services & Supplies						$3,007,292	$4,585,623	0.62%

Household Durables
United Homes Group, Inc. (9)	12/6/2024				217,178	$1,085,890	$251,926	0.03
Total Household Durables						$1,085,890	$251,926	0.03%

Total Investments—non-controlled/non-affiliated(4) Equity Investments						$4,093,182	$4,837,549	0.65%
Total Equity Investments						$4,093,182	$4,837,549	0.65%

First Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	1/11/2024	8.00%/9.00% PIK	17.00%	1/11/2028	23,551,600	23,241,965	24,355,970	3.27
Cassavant Holdings, LLC (5)	1/11/2024			1/11/2028	583,745	583,745	603,682	0.08
Total Aerospace & Defense						$23,825,710	$24,959,652	3.35%

Air Freight & Logistics
LaserShip, Inc. (9)	4/13/2023	S+1.50%/4.00%PIK	9.46%	8/10/2029	865,896	819,871	413,980	0.06
Total Air Freight & Logistics						$819,871	$413,980	0.06%

Automobile Components
Jump Auto Holdings LLC (5)(7)(9)	9/27/2024	S+6.75%	10.45%	9/30/2029	32,487,398	31,981,268	30,684,347	4.12
Power Stop, LLC (9)	6/7/2024	S+4.75%	8.55%	1/26/2029	3,927,489	3,832,544	3,227,925	0.43
Form Technologies LLC (9)	3/11/2025	S+5.75%	9.42%	7/19/2030	1,488,750	1,483,219	1,347,319	0.18
First Brands Group, LLC (9)	2/3/2023	S+7.00%PIK	10.67%	6/29/2026	844,527	841,127	566	0.00
First Brands Group, LLC (9)	2/3/2023	S+7.00% PIK	10.78%	3/30/2027	736,438	730,930	957	0.00
First Brands Group, LLC (9)	2/3/2023	S+1.55%/8.45%PIK	13.67%	6/29/2026	27,568	27,182	6,341	0.00
Total Automobile Components						$38,896,270	$35,267,455	4.73%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Square German BidCo GmbH (5)(8)(9)(11)	6/25/2024	E+7.25%	9.38%	6/27/2029	19,071,529	17,466,211	19,000,010	2.55
Total Automobiles						$17,466,211	$19,000,010	2.55%

Biotechnology
Future Pak, LLC (5)(9)	9/23/2025	S+6.50%	10.02%	3/21/2030	46,855,146	46,434,144	46,855,146	6.29
Total Biotechnology						$46,434,144	$46,855,146	6.29%

Building Products
Globe Electric Company Inc (5)(8)(9)(10)	7/25/2024	S+6.00%	9.67%	7/25/2029	42,788,145	42,479,476	42,775,309	5.74
Wyndham Home Products LLC (5)(9)	10/11/2024	S+6.25%	9.92%	10/11/2029	30,711,808	30,245,137	27,384,184	3.68
Total Building Products						$72,724,613	$70,159,493	9.42%

Chemicals
Rohm Holding GmbH (9)	8/13/2024	S+5.50%/.25% PIK	9.38%	1/31/2029	2,966,135	2,891,313	2,703,632	0.36
Ineos US Finance LLC (7)(8)(9)(12)	3/12/2025	S+2.50%	6.67%	11/8/2028	1,481,105	1,362,617	1,396,682	0.19
Total Chemicals						$4,253,930	$4,100,314	0.55%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
J-O Building Company LLC (5)(9)	6/28/2023	S+6.75%	10.45%	5/25/2028	12,070,700	11,978,318	12,100,877	1.62
Kelso Industries LLC (5)(9)	12/26/2024	S+5.75%	9.42%	12/30/2029	1,373,467	1,352,976	1,356,299	0.18
Total Commercial Services & Supplies						$13,331,294	$13,457,176	1.80%

Construction & Engineering
MEI Buyer LLC (5)(9)	6/12/2023	S+4.25%	7.92%	6/29/2029	14,841,145	14,561,574	14,754,324	1.98
MEI Buyer LLC (5)(6)	6/12/2023	S+4.25%	—	6/29/2029	2,650,602	(42,922)	(22,265)	0.00
MEI Buyer LLC (5)	6/12/2023	S+4.25%	7.93%	6/29/2029	2,373,494	2,353,333	2,359,609	0.32
MEI Buyer LLC (5)(6)	6/12/2023	S+4.25%	7.92%	6/29/2029	1,616,763	401,913	392,455	0.05
Total Construction & Engineering						$17,273,898	$17,484,123	2.35%

Construction Materials
ASI JBE Holdings LLC (5)(9)	7/28/2025	S+6.00%	9.67%	7/28/2031	33,349,789	32,739,088	32,749,493	4.40
ASI JBE Holdings LLC (5)(6)	7/28/2025	S+6.00%	—	7/28/2031	10,055,213	(89,201)	(180,994)	(0.02)
ASI JBE Holdings LLC (5)(6)	7/28/2025	S+6.00%	9.67%	7/28/2031	6,703,475	4,573,498	4,571,770	0.61
Total Construction Materials						$37,223,385	$37,140,269	4.99%

Electric Utilities
West Deptford Energy Holdings, LLC (9)	1/27/2025	S+4.00%	7.67%	7/24/2032	7,940,000	7,903,948	7,890,375	1.06
Birdsboro Power LLC (5)(9)	9/30/2025	S+3.25%	6.95%	10/8/2032	4,688,250	4,680,540	4,682,390	0.63
Bayonne Energy Center, LLC (9)	9/22/2025	S+3.00%	6.70%	10/1/2032	4,432,272	4,411,363	4,432,272	0.60
Hill Top Energy Center, LLC (9)	6/17/2025	S+3.25%	6.92%	6/26/2032	3,875,506	3,866,658	3,877,948	0.52
CPV Shore Holdings, LLC (9)	1/24/2025	S+3.75%	7.45%	2/4/2032	3,378,797	3,349,808	3,392,887	0.46
MRP Buyer, LLC (7)(9)	5/23/2025	S+3.25%	6.95%	6/4/2032	2,861,571	2,809,682	2,857,995	0.38
MRP Buyer, LLC (6)(7)(9)	5/23/2025	S+3.25%	6.95%	6/4/2032	364,928	214,720	219,106	0.03
Total Electric Utilities						$27,236,719	$27,352,973	3.68%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Entertainment
Mood Media Borrower, LLC (5)(9)	5/30/2025	S+6.75%	10.42%	5/30/2030	68,554,135	67,362,853	66,816,288	8.97
Mood Media Borrower, LLC (5)(6)	5/30/2025	S+6.75%	10.42%	5/30/2030	5,226,159	1,219,532	1,174,057	0.16
Total Entertainment						$68,582,385	$67,990,345	9.13%

Gas Utilities
Long Ridge Energy LLC (9)	2/7/2025	S+4.50%	8.20%	2/19/2032	3,960,000	3,925,380	3,910,500	0.53
Total Gas Utilities						$3,925,380	$3,910,500	0.53%

Ground Transportation
FTAI Infrastructure Inc. (5)(7)(8)(9)	2/25/2026	9.75%	9.75%	2/1/2028	12,047,421	11,702,272	11,746,235	1.58
Odyssey Logistics & Technology Corporation (9)	7/20/2023	S+4.50%	8.17%	10/12/2027	975,000	973,008	792,188	0.11
Total Ground Transportation						$12,675,280	$12,538,423	1.69%

Health Care Providers & Services
Endo1 Partners, LLC (5)(9)	5/23/2025	S+7.50/.475% PIK	11.64%	5/23/2030	75,278,809	73,896,078	74,586,244	10.01
Total Health Care Providers & Services						$73,896,078	$74,586,244	10.01%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(9)	12/19/2024	S+5.00%	8.43%	12/31/2029	22,905,126	22,679,334	22,950,936	3.08
CC Interholdings LLC (5)(6)(9)	12/19/2024	S+5.00%	8.43%	12/31/2029	10,050,354	5,807,666	5,902,067	0.79
Total Hotels, Restaurants & Leisure						$28,487,000	$28,853,003	3.87%

Independent Power and Renewable Electricity Producers
Red Oak Power, LLC (5)(9)	9/22/2025	S+5.25%	8.95%	9/22/2031	87,301,382	85,673,733	84,791,467	11.37
Total Independent Power and Renewable Electricity Producers						$85,673,733	$84,791,467	11.37%

Insurance
Safari Borrower, LLC (5)(9)	2/3/2026	S+5.75%	9.41%	2/3/2031	50,051,519	49,564,655	49,571,024	6.66
Safari Borrower, LLC (5)(6)	2/3/2026	S+5.75%	0.00%	2/3/2031	17,665,242	(42,785)	(170,470)	(0.02)
Safari Borrower, LLC (5)(6)	2/3/2026	S+5.75%	0.00%	2/3/2031	4,007,311	(38,822)	(50,091)	(0.01)
Total Insurance						$49,483,048	$49,350,463	6.63%

IT Services
Best Practices Associates, L.L.C. (5)(9)	11/8/2024	S+6.75%	10.42%	11/8/2029	34,263,847	33,332,209	33,818,417	4.54
Best Practices Associates, L.L.C. (5)(6)	11/8/2024	S+6.75%	—	11/8/2029	2,589,371	(65,365)	(33,662)	0.00
Total IT Services						$33,266,844	$33,784,755	4.54%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Machinery
Dune Acquisition, Inc. (5)(9)	8/20/2024	S+6.25%	9.92%	11/20/2030	32,607,734	32,068,766	32,240,897	4.33
Cleanova US Holdings LLC (5)(9)	5/22/2025	S+4.75%	8.42%	6/14/2032	1,990,000	1,927,977	1,985,025	0.27
DS Parent Inc (9)	12/15/2023	S+5.50%	9.20%	1/31/2031	1,965,000	1,890,153	1,724,288	0.23
Total Machinery						$35,886,896	$35,950,210	4.83%

Media
Igloo Group Parent, Inc. (5)(9)	12/23/2025	S+5.00%	8.70%	12/23/2031	60,190,220	56,694,965	56,729,282	7.62
Total Media						$56,694,965	$56,729,282	7.62%

Oil, Gas & Consumable Fuels
Drubit LLC (5)(9)	2/20/2025	S+5.50%	9.17%	1/31/2031	64,263,629	63,164,830	63,620,993	8.54
Limetree Bay Terminals, LLC (5)(9)	2/13/2024	S+4.50%/1% PIK	8.34%	12/11/2026	24,401,279	24,125,361	24,097,483	3.24
Limetree Bay Terminals, LLC (5)(9)	2/13/2024	S+6.50%/2% PIK	12.13%	2/12/2029	12,107,640	11,931,872	11,911,496	1.60
Limetree Bay Terminals, LLC (5)	2/13/2024	S+6.50%/2% PIK	12.13%	2/12/2029	1,113,038	1,088,297	1,095,007	0.15
Total Oil, Gas & Consumable Fuels						$100,310,360	$100,724,979	13.53%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Software
Harris Computer Germany HoldCo GmbH (5)(8)(9)(11)	12/18/2025	E+4.80%	6.96%	6/18/2030	67,922,436	67,643,602	66,648,890	8.94
Total Software						$67,643,602	$66,648,890	8.94%

Specialty Retail
Array Midco, Corp. (5)(8)(9)(10)	12/31/2024	S+6.50%	10.20%	12/31/2029	42,084,604	41,412,936	41,916,265	5.63
Array Midco, Corp. (5)(8)(10)	12/31/2024	P+5.50%	12.25%	12/31/2029	12,717,719	12,522,249	12,666,848	1.70
Spencer Spirit IH LLC (9)	6/25/2024	S+4.75%	9.17%	7/15/2031	1,970,000	1,967,205	1,970,000	0.26
Total Specialty Retail						$55,902,390	$56,553,113	7.59%

Textiles, Apparel & Luxury Goods
IBG Borrower LLC (5)(9)	11/20/2023	S+5.00%	8.85%	8/22/2031	9,375,000	9,308,462	9,117,188	1.22
IBG Borrower LLC (5)(9)	11/20/2023	S+5.00%	8.85%	8/22/2031	5,790,829	5,680,553	5,631,581	0.76
Total Textiles, Apparel & Luxury Goods						$14,989,015	$14,748,769	1.98%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
Lincoln Metal Shop, Inc. (5)	5/31/2023	S+6.00% PIK	9.83%	6/7/2027	27,690,163	27,504,163	24,021,216	3.23
Total Trading Companies & Distributors						$27,504,163	$24,021,216	3.23%

Total First Lien Debt						$1,014,407,184	$1,007,372,250	135.26%

Second Lien Debt Household Durables
Great Southern Homes, Inc. (5)(9)	12/11/2024	S+7.25%	10.93%	12/11/2030	54,294,466	53,384,485	56,262,640	7.55
Total Household Durables						$53,384,485	$56,262,640	7.55%

Total Second Lien Debt						$53,384,485	$56,262,640	7.55%

Total Investments—non-controlled/non- affiliated						$1,071,884,851	$1,068,472,439	143.46%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—controlled/affiliated(4) Equity Investments
Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(8)(14)	8/12/2025				34,060	$1,584,471	$825,614	0.11
Total Hotels, Restaurants & Leisure						$1,584,471	$825,614	0.11%

Total Investments—controlled/affiliated(4) Equity Investments						$1,584,471	$825,614	0.11%
Total Equity Investments						$1,584,471	$825,614	0.11%

Second Lien Debt Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(14)	8/12/2025	10.00% PIK	10.00%	5/10/2028	20,949,122	26,756,076	27,064,171	3.63
Total Hotels, Restaurants & Leisure						$26,756,076	$27,064,171	3.63%

Total Second Lien Debt						$26,756,076	$27,064,171	3.63%

Total Investments—controlled/ affiliated						$28,340,547	$27,889,785	3.74%

Total Investments Portfolio						$1,100,225,398	$1,096,362,224	147.20%

Cash Equivalents
State Street Institutional Money Market Fund (13)						24,012,178	24,012,178	3.22
Total Cash Equivalents						$24,012,178	$24,012,178	3.22%
Total Portfolio Investments and Cash Equivalents						$1,124,237,576	$1,120,374,402	150.42%
Liabilities in excess of Other Assets							$(375,552,027)	(50.42)%
Net Assets							$744,822,375	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of March 31, 2026, rates for the 6 month, 3 month and 1 month E are 2.48%, 2.08%, and 1.89%, respectively. As of March 31, 2026, 6 month, 3 month and 1 month S are 3.70%, 3.68% and 3.66%, respectively. As of March 31, 2026, the rate for P is 6.75%
(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America U.S. GAAP.
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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details
(7)
Position or portion thereof is unsettled as of March 31, 2026.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets totaled 16.75% of the Company’s total assets.
(9)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.
(10)
The issuer of this investment is domiciled in Canada.
(11)
The issuer of this investment is domiciled in Germany and denominated in Euro.
(12)
The issuer of this investment is domiciled in United Kingdom.
(13)
The annualized seven-day yield as of March 31, 2026 is 3.35%.
(14)
As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns or owns with affiliates more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the three months ended March 31, 2026 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/(Depreciation)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Dividend and Interest Income
Controlled/Affiliated Second Lien Debt
IC 3700 Flamingo Road LLC	$27,044,926	$515,774	$—	$(496,529)	$—	$27,064,171	$513,358
Equity
IC 3700 Flamingo Road LLC	920,642	—	—	(95,027)	—	825,614	—
Total Controlled/Affiliated	$27,965,568	$515,774	$—	$(591,556)	$—	$27,889,785	$513,358

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

March 31, 2026

(Unaudited)

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	87,728,233	EUR	74,385,119	5/29/2026	$1,626,355

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				14,792,309	$14,792,309	$16,969,127	2.40
Total Commercial Services & Supplies						$14,792,309	$16,969,127	2.40%

Household Durables
United Homes Group, Inc. (14)	12/6/2024				217,178	$1,085,890	$338,798	0.05
Total Household Durables						$1,085,890	$338,798	0.05%

Total Investments—non-controlled/non-affiliated(4) Equity Investments						$15,878,199	$17,307,925	2.45%
Total Equity Investments						$15,878,199	$17,307,925	2.45%

First Lien Debt Aerospace & Defense
Cassavant Holdings, LLC (5)	1/11/2024	8.00%/9.00% PIK	17.00%	1/11/2028	23,033,349	22,686,221	22,566,925	3.19
Cassavant Holdings, LLC (5)	1/11/2024			1/11/2028	583,745	583,745	571,924	0.08
Total Aerospace & Defense						$23,269,966	$23,138,849	3.27%

Air Freight & Logistics
LaserShip, Inc. (14)	4/13/2023	S+1.50%/4.00%PIK	9.43%	8/10/2029	848,648	799,861	421,354	0.06
Total Air Freight & Logistics						$799,861	$421,354	0.06%

Automobile Components
First Brands Group, LLC (14)	2/3/2023	S+7.00%	10.99%	3/30/2027	716,575	709,776	1,455	0.00
First Brands Group, LLC (14)	2/3/2023	S+7.00%PIK	10.84%	6/29/2026	821,770	814,931	9,450	0.00
First Brands Group, LLC (7)(14)	2/3/2023	S+1.50%/8.45%PIK	13.84%	6/29/2026	26,753	25,619	4,815	0.00
Form Technologies LLC (14)	3/11/2025	S+5.75%	9.62%	7/19/2030	1,492,500	1,486,699	1,337,653	0.19
Jump Auto Holdings LLC (5)(14)	9/27/2024	S+6.75%	10.42%	9/30/2029	33,727,499	33,172,500	31,746,008	4.49
Power Stop, LLC (14)	6/7/2024	S+4.75%	8.55%	1/26/2029	3,937,853	3,835,680	3,268,418	0.46
Total Automobile Components						$40,045,205	$36,367,799	5.14%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Square German BidCo GmbH (5)(8)(10)(14)	6/25/2024	E+7.25%	9.27%	6/27/2029	19,390,800	17,451,062	19,099,938	2.70
Total Automobiles						$17,451,062	$19,099,938	2.70%

Biotechnology
Future Pak, LLC (5)(14)	9/23/2025	S+6.50%	10.33%	3/21/2030	47,579,710	47,130,809	47,103,913	6.66
Total Biotechnology						$47,130,809	$47,103,913	6.66%

Building Products
Globe Electric Company Inc (5)(8)(9)(14)	7/25/2024	S+6.00%	9.88%	7/25/2029	42,896,745	42,567,997	42,886,020	6.07
PrimeSource Brands (14)	9/25/2025	S+4.50%	8.49%	3/15/2031	1,333,333	1,314,123	1,339,720	0.19
Trulite Holding Corp (5)(14)	2/22/2024	S+6.00%	9.98%	3/1/2030	1,912,500	1,883,382	1,836,000	0.26
Wyndham Home Products LLC (5)(14)	10/11/2024	S+6.25%	9.97%	10/11/2029	31,646,383	31,138,578	30,179,573	4.27
Total Building Products						$76,904,080	$76,241,313	10.79%

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

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2025

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—controlled/affiliated(4) Equity Investments
Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(15)	8/12/2025				34,060	$1,584,471	$920,642	0.13
Total Hotels, Restaurants & Leisure						$1,584,471	$920,642	0.13%

Total Investments—controlled/affiliated(4) Equity Investments						$1,584,471	$920,642	0.13%
Total Equity Investments						$1,584,471	$920,642	0.13%

Second Lien Debt Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(15)	8/12/2025	10.00% PIK	10.00%	5/10/2028	20,433,348	26,240,303	27,044,926	3.83
Total Hotels, Restaurants & Leisure						$26,240,303	$27,044,926	3.83%

Total Second Lien Debt						$26,240,303	$27,044,926	3.83%

Total Investments—controlled/ affiliated						$27,824,774	$27,965,568	3.96%

Total Investments Portfolio						$1,111,590,336	$1,109,977,047	157.05%

Cash Equivalents
State Street Institutional Money Market Fund (13)						74,837,826	74,837,826	10.59
Total Cash Equivalents						$74,837,826	$74,837,826	10.59%
Total Portfolio Investments and Cash Equivalents						$1,186,428,162	$1,184,814,873	167.64%
Liabilities in excess of Other Assets							$(478,046,849)	(67.64)%
Net Assets							$706,768,024	100.00%

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

The Company commenced operations on February 1, 2023 as a privately offered BDC. On June 18, 2024, the Securities and Exchange Commission (“SEC”) issued the Company an exemptive order that permits the Company to offer multiple classes of its Common Shares, (the “Multi-Class Order”). On June 24, 2024, the Company received a notice of effectiveness from the SEC related to the Company’s registration statement on Form N-2 (the “Form N-2 Registration Statement”). Pursuant to the Form N-2 Registration Statement and the Multi-Class Order, the Company is publicly offering on a continuous basis up to $2,000,000,000 of its Class S shares, Class D shares, and Class I shares pursuant to the terms set forth in the subscription agreements the Company enters into with investors.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months or less that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash equivalents are carried at cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, we had $38,939,851 and $29,940,987, respectively, of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the consolidated statements of assets and liabilities. This is further discussed in Note 6. As of March 31, 2026 and December 31, 2025, we had $5,330,000 and $2,500,000, respectively, of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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
•
Level 2—Valuations are based on similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
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

Under the Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Advisor or its affiliates, is responsible for its organization and offering costs. As of March 31, 2026, there were no amounts owed to the Company from the Advisor pursuant to the Expense Support Agreement.

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

For the Company’s tax period of three months ended March 31, 2026, Subsidiary II activity did not result in a material provision for income taxes. There were no investments held by Subsidiary II for the three months ended March 31, 2025.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The Base Management Fee is payable quarterly in arrears. For the three months ended March 31, 2026, and March 31, 2025 the Company paid Base Management Fees of $2,268,585 and $1,504,233, respectively.

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

For the three months ended March 31, 2026, and March 31, 2025, the Company paid Income-Based Incentive Fees of $2,420,198 and $1,677,360, respectively.

Capital Gains Incentive Fee. The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP (the “Capital Gains Incentive Fee”). Subsequent to any Exchange Listing, the Company will pay the Advisor the Income-Based Incentive Fee and Capital Gains Incentive Fee described above except that all of the 12.5% figures referenced therein will be increased to 15.0%.

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Advisory Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three months ended March 31, 2026, and March 31, 2025, the Company accrued capital gains incentive fees of $(142,052) and $(387,451), respectively, of which none was currently payable on such dates under the Advisory Agreement.

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

For the three months ended March 31, 2026, and March 31, 2025, the Company incurred $322,650 and $235,079, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, there was $322,650 and $266,043, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

Managing Dealer Agreement

The Company has entered into a managing dealer agreement with Sanctuary Securities, Inc. (the “Managing Dealer Agreement” and the "Managing Dealer").

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

Distribution and Servicing Plan

The Company has adopted a distribution and servicing plan pursuant to Rule 12b-1 under the 1940 Act. The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class S, Class D and Class I Common Shares on an annualized basis as a percentage of the Company’s net asset value for such class.

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

For the three months ended March 31, 2026, the Company accrued $2,415 and $31 of distribution and shareholder servicing fees attributable to Class S shares and Class D shares, respectively. For the three months ended March 31, 2025, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares. As of December 31, 2024, there were no amounts payable for distribution and shareholder servicing fees for Class S shares and Class D shares.

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

For the three months ended March 31, 2026, and March 31, 2025, the Advisor provided $0 and $162,124 of expense support, respectively.

The Company did not have any obligation to make a Reimbursement Payment as of March 31, 2026 or December 31, 2025 under the Expense Support Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $3,596,796.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,014,407,183	$1,007,372,250	91.88%	$1,014,538,515	$1,012,512,999	91.22%
Second lien debt	80,140,562	83,326,811	7.60%	79,589,151	79,235,481	7.14%
Equity	5,677,653	5,663,163	0.52%	17,462,670	18,228,567	1.64%
Total investments	$1,100,225,398	$1,096,362,224	100.00%	$1,111,590,336	$1,109,977,047	100.00%

The industry composition of investments based on fair value as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Oil, Gas & Consumable Fuels	9.20%	9.26%
Independent Power and Renewable Electricity Producers	7.73	7.83
Health Care Providers & Services	6.80	6.72
Building Products	6.40	6.87
Entertainment	6.20	6.24
Software	6.08	6.10
Hotels, Restaurants & Leisure	5.18	5.02
Media	5.17	5.13
Specialty Retail	5.16	5.13
Household Durables	5.15	4.73
Insurance	4.50	0.00
Biotechnology	4.27	4.24
Construction Materials	3.39	3.34
Machinery	3.28	3.28
Automobile Components	3.22	3.28
IT Services	3.08	3.05
Electric Utilities	2.49	3.67
Aerospace & Defense	2.28	2.08
Trading Companies & Distributors	2.19	2.12
Automobiles	1.73	1.72
Commercial Services & Supplies	1.65	2.93
Construction & Engineering	1.59	4.33
Textiles, Apparel & Luxury Goods	1.35	1.35
Ground Transportation	1.14	0.07
Chemicals	0.37	0.36
Gas Utilities	0.36	0.35
Air Freight & Logistics	0.04	0.04
Electronic Equipment, Instruments & Components	—	0.22
Distributors	—	0.20
Energy Equipment & Services	—	0.18
Food Products	—	0.16
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026				December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$917,338,191	$911,958,219	83.18%	122.44%	$926,547,693	$922,106,713	83.07%	130.47%
Canada	96,414,777	97,358,422	8.88%	13.07%	96,593,415	97,826,849	8.81%	13.84%
Germany	85,109,813	85,648,901	7.81%	11.50%	85,032,755	86,857,421	7.83%	12.29%
Luxembourg	—	—	—	—	1,980,476	1,999,950	0.18%	0.28%
United Kingdom	1,362,617	1,396,682	0.13%	0.19%	1,435,997	1,186,114	0.11%	0.17%
Total	$1,100,225,398	$1,096,362,224	100.00%	147.20%	$1,111,590,336	$1,109,977,047	100.00%	157.05%

The following tables present the fair value hierarchy of the Company’s investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$40,164,960	$967,207,290	$1,007,372,250
Second Lien Debt	—	—	83,326,811	83,326,811
Equity	251,926	—	825,614	1,077,540
Subtotal	$251,926	$40,164,960	$1,051,359,715	$1,091,776,601
Investment measured at net asset value(1)				4,585,623
Total investments				$1,096,362,224
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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026 and March 31, 2025, respectively:

	First Lien Debt	Second Lien Debt	Equity	Total
Balance as of December 31, 2025	$948,826,894	$79,235,481	$920,642	$1,028,983,017
Purchases of investments	75,423,439	—	—	75,423,439
Proceeds from principal pre-payments and sales of investments	(55,326,850)	—	—	(55,326,850)
Payment-in-kind	1,399,530	515,774	—	1,915,304
Net accretion of discount on investments	1,483,992	35,637	—	1,519,629
Net realized gain (loss)	231,049	—	—	231,049
Net change in unrealized appreciation/(depreciation)	(4,830,764)	3,539,919	(95,028)	(1,385,873)
Transfers into Level 3(1)	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—
Balance as of March 31, 2026	$967,207,290	$83,326,811	$825,614	$1,051,359,715

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the year	$(4,551,978)	$3,539,919	$(95,027)	$(1,107,086)

Level 2 investments are valued using prices obtained from pricing services. The Company had $0 in transfers between levels on a net basis during the three months ended March 31, 2026.

	First Lien Debt	Second Lien Debt	Total
Balance as of December 31, 2024	$531,672,622	$75,443,518	$607,116,140
Purchases of investments	131,056,656	—	131,056,656
Proceeds from principal pre-payments and sales of investments	(42,572,628)	—	(42,572,628)
Payment-in-kind	484,183	775,133	1,259,316
Net accretion of discount on investments	1,529,658	173,005	1,702,663
Net realized gain (loss)	1,449,797	—	1,449,797
Net change in unrealized appreciation/(depreciation)	(1,573,687)	(75,726)	(1,649,413)
Transfers into Level 3	5,187,622	—	5,187,622
Transfers out of Level 3	(6,046,448)	—	(6,046,448)
Balance as of March 31, 2025	$621,187,775	$76,315,930	$697,503,705

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the year	$(1,573,687)	$(75,726)	$(1,649,413)

Level 2 investments are valued using prices obtained from pricing services. The Company had $(858,826) in transfers between levels on a net basis during the three months ended March 31, 2025.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of March 31, 2026 and December 31, 2025 were as follows:

Investment Type	Fair Value as of March 31, 2026	Valuation Technique	Unobservable Input	Range	Weighted Average (1)
Equity	$825,614	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	8.75%	8.75%
Second Lien Debt	56,262,640	Discounted cash flow	Discount rate	12.48% - 12.48%	12.48%
	27,064,171	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	8.75%	8.75%
First Lien Debt	959,183,577	Discounted cash flow	Discount rate	8.07% - 22.48%	10.86%
	8,023,713	Market quotations	Broker quoted price	98.75 - 100.25	99.99
	1,051,359,715

(1)
Unobservable inputs were weighted by the relative fair value of investments.

Investment Type	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Equity	$920,642	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	9.00%	9.00%
Second Lien Debt	52,190,555	Discounted cash flow	Discount rate	11.73% - 11.73%	11.73%
	27,044,926	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	9.00%	9.00%
First Lien Debt	811,714,266	Discounted cash flow	Discount rate	8.61% - 20.14%	10.82%
	12,420,497	Market quotations	Broker quoted price	96.00 - 100.63	99.47
	124,692,131	Transactional Value(1)	N/A	N/A	N/A
	$1,028,983,017

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

The tables below present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$1,626,355	$—	$1,626,355	$87,728,233
Total Derivative assets at fair value	$—	$1,626,355	$—	$1,626,355	$87,728,233
Cash collateral received

Derivative Liabilities
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivative liabilities at fair value	$—	$—	$—	$—	$—
Cash collateral posted				$5,330,000

	December 31, 2025
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivative assets at fair value	$—	$—	$—	$—	$—
Cash collateral received

Derivative Liabilities
Foreign currency forward contract	$—	$(168,270)	$—	$(168,270)	$87,359,985
Total Derivative liabilities at fair value	$—	$(168,270)	$—	$(168,270)	$87,359,985
Cash collateral posted				$2,500,000

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three months ended March 31, 2026 and March 31, 2025, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2026	2025
Net change in unrealized appreciation (depreciation)
Foreign currency forward contract	$1,794,626	$(681,025)
Net change in unrealized appreciation (depreciation)	$1,794,626	$(681,025)
Net realized gain (loss)
Foreign currency forward contract	$—	$—
Net realized gain (loss)	$—	$—

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

Note 6. Borrowings

On April 20, 2023, Subsidiary I entered into a credit agreement with Goldman Sachs Bank USA (as amended, restated, supplemented or otherwise modified from time to time, the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of March 31, 2026 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

On October 11, 2024, Subsidiary I entered into a First Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) with Subsidiary I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Secured Credit Facility entered into on April 20, 2023 (the “Original Closing Date”), by and among Subsidiary I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

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

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. In addition, under the Secured Credit Facility, Subsidiary I is required to utilize a minimum percentage of the financing commitments, (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of March 31, 2026 and December 31, 2025, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, Subsidiary I is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of Subsidiary I, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of Subsidiary I and on any payments received by Subsidiary I in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $412,500,000 and $412,500,000 on the consolidated statement of assets and liabilities as of March 31, 2026 and December 31, 2025, respectively, and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of Subsidiary I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following table summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the three months ended March 31, 2026 and March 31, 2025, respectively:

	For the Three Months Ended March 31,
	2026	2025
Average Debt Outstanding	$424,483,000	$330,571,123
Effective Interest Rate	6.84%	7.75%
Weighted Average Interest Rate (1)	6.42%	6.98%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$6,716,654	$5,689,386
Minimum utilization fee	—	—
Non-utilization fees	188,792	423,572
Administration fee	53,060	41,322
Amortization of deferred financing costs	200,034	164,196
Total interest and credit facility fees	$7,158,540	$6,318,476

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of March 31, 2026 and December 31, 2025, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2026	December 31, 2025
Unfunded delayed draw term loan commitments	$33,249,060	$16,810,100
Unfunded revolver obligations	15,177,945	13,739,442
Total Unfunded	$48,427,005	$30,549,542

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at March 31, 2026 and December 31, 2025, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of March 31, 2026	Fair Value as of March 31, 2026
ASI JBE Holdings LLC	Delayed Draw Term Loan	7/28/2031	10,055,213	(180,994)
ASI JBE Holdings LLC	Revolver	7/28/2031	2,011,043	(36,199)
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	4,168,388	8,337
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(33,662)
MEI Buyer LLC	Revolver	6/29/2029	2,650,602	(22,265)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,214,851	(7,046)
Mood Media Borrower, LLC	Revolver	5/30/2030	3,919,618	(99,166)
Safari Borrower, LLC	Revolver	2/3/2031	4,007,311	(50,091)
Safari Borrower, LLC	Delayed Draw Term Loan	2/3/2031	17,665,242	(170,470)
MRP Buyer, LLC	Delayed Draw Term Loan	6/4/2032	145,366	(174)
Total Unfunded Balances			$48,427,005	$(591,730)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2025	Fair Value as of December 31, 2025
ASI JBE Holdings LLC	Delayed Draw Term Loan	7/28/2031	10,055,213	(201,104)
ASI JBE Holdings LLC	Revolver	7/28/2031	2,011,043	(40,221)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(36,251)
BP Loenbro Holdings Inc	Revolver	2/1/2029	2,568,807	—
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	5,244,103	—
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,214,849	(7,532)
MEI Buyer LLC	Revolver	6/29/2029	2,650,602	(23,590)
Mood Media Borrower, LLC	Revolver	5/30/2030	3,919,619	(37,236)
MRP Buyer, LLC	Delayed Draw Term Loan	6/4/2032	295,935	(2,693)
Total Unfunded Balances			$30,549,542	$(348,627)

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

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of March 31, 2026 and December 31, 2025, 19,604,955 and 18,600,752 Class I shares were owned by these affiliated feeder entities, respectively.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Class I
Subscriptions	663,140	$13,322,599	2,641,341	$54,132,996
Share transfers between classes	—	$—	—	$—
Distributions reinvested	1,310,630	$26,389,560	910,935	$18,553,467
Share repurchases	(3,262)	$(65,373)	(736)	$(14,875)
Net increase (decrease)	1,970,508	$39,646,786	3,551,540	$72,671,588
Class S
Subscriptions	12,461	$250,000	—	$—
Share transfers between classes	—	$—	—	$—
Distributions reinvested	1,158	$23,294	—	$—
Share repurchases	—	$—	—	$—
Net increase (decrease)	13,619	$273,294	—	$—
Class D
Subscriptions	—	$—	—	$—
Share transfers between classes	—	$—	—	$—
Distributions reinvested	62	$1,253	—	$—
Share repurchases	—	$—	—	$—
Net increase (decrease)	62	$1,253	—	$—

There were no Class S or Class D shares outstanding during the three months ended March 31, 2025.

Net Asset Value per Share and Offering Price

The Administrator determines net asset value for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent net asset value per share available for each share class, which will be the prior calendar day net asset value per share (i.e. the prior month-end net asset value). The following tables summarize each month-end net asset value per share for Class I, Class S, and Class D Common Shares of beneficial interest during the three months ended March 31, 2026 and March 31, 2025:

	Net Asset Value Per Common Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$20.18	$20.14	$20.17
February 28, 2026	20.29	20.23	20.27
March 31, 2026(1)	20.00	19.98	19.99

(1) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made from estimates to actuals.

Net Asset Value Per Common Share
For the Months Ended	Class I
January 31, 2025	$20.37
February 28, 2025	20.50
March 31, 2025(1)	20.07

(1) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made from estimates to actuals.

There were no Class S or Class D shares outstanding during the three months ended March 31, 2025.

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

The following table summarizes the share repurchases completed for the three months ended March 31, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased (Class I)	Aggregate Dollar Amount of Shares Accepted for Repurchase
December 1, 2025(1)	December 31, 2025	$20.04	3,262	$65,373
March 3, 2026(2)	March 31, 2026	$19.97	521,197	10,408,310
			524,459	$10,473,683

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

(2) On March 3, 2026, the Company commenced a quarterly Tender Offer, pursuant to which the Company offered to repurchase up to 1,763,106 Common Shares, representing 5.0% of the Company’s Common Shares outstanding as of December 31, 2025. On March 31, 2026, the quarterly Tender Offer expired, and 521,197 Common Shares were tendered for repurchase. On April 30, 2026, the Company accepted the 521,197 Common Shares for purchase. The purchase price of the Common Shares tendered is the Company’s net asset value per Common Share as of March 31, 2026, or $19.97 per Common Share.

The following table summarizes the share repurchases completed for the three months ended March 31, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased (Class I)	Aggregate Dollar Amount of Shares Accepted for Repurchase
November 29, 2024(1)	December 31, 2024	$20.22	736	$14,875
March 3, 2025	March 31, 2025	$20.07	—	—
			736	$14,875

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

The following tables summarize the distribution declarations and Common Shares issued pursuant to the DRP for the three months ended March 31, 2026 and March 31, 2025, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 25, 2026	March 25, 2026	March 27, 2026	$0.51	$18,709,697	498,170	$10,107,861
November 12, 2025	November 28, 2025	January 27, 2026	$0.71	$23,043,963	812,460	$16,281,699
				$41,753,660	$1,310,630	$26,389,560

Of the total distributions paid during the three months ended March 31, 2026, $15,364,100 was distributed in cash.

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$27,567,877	910,935	$18,553,467

Of the total distributions paid during the three months ended March 31, 2025, $9,014,410 was distributed in cash.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 25, 2026	March 25, 2026	March 27, 2026	$0.467	$27,690	585	$11,828
November 12, 2025	November 28, 2025	January 27, 2026	$0.67	$20,940	573	$11,466
				$48,630	$1,158	$23,294

Of the total distributions paid during the three months ended March 31, 2026, $25,336 was distributed in cash.

			Class D
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 25, 2026	March 25, 2026	March 27, 2026	$0.497	$1,253	62	$1,253
				$1,253	$62	$1,253

Of the total distributions paid during the three months ended March 31, 2026, $0 was distributed in cash.

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

For the three months ended March 31, 2025, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. For the three months ended March 31, 2026, no such expense support was provided by the Advisor. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the three months ended March 31, 2026 and March 31, 2025, respectively:

	For the Three Months Ended March 31,
	2026		2025
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	0.46	$17,055,453	0.48	$12,294,621
Net realized gains	0.01	248,273	0.05	1,331,837
Distributions in excess of net investment income	0.04	1,405,971	0.02	473,151
Total	0.51	$18,709,697	0.55	$14,099,609

	For the Three Months Ended March 31,
	2026		2025
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.41	$24,395	—	$—
Net realized gains	0.01	355	—	—
Distributions in excess of net investment income	0.05	2,940	—	—
Total	0.47	$27,690	—	$—

	For the Three Months Ended March 31,
	2026		2025
	Class D		Class D
	Per Share	Amount	Per Share	Amount
Net investment income	0.44	$1,147	—	$—
Net realized gains	0.01	17	—	—
Distributions in excess of net investment income	0.03	89	—	—
Total	0.48	$1,253	—	$—

There were no Class S or Class D shares outstanding during the three months ended March 31, 2025.

Note 9. Financial Highlights

The following are financial highlights for the three months ended March 31, 2026 and March 31, 2025, respectively:

	Class I
	For the Three Months Ended March 31,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$20.04	$20.22
Results of operations:
Net investment income (loss)(1)	0.46	0.52
Net unrealized and realized gain (loss)(2)	0.01	(0.11)
Net increase (decrease) in net assets resulting from operations	0.47	0.41
Distribution declared (3)	(0.51)	(0.56)
Total increase (decrease) in net assets	(0.04)	(0.15)
Net asset value, end of period	$20.00	$20.07
Total return based on net asset value (4)	2.35%	2.03%
Shares outstanding, end of period	37,183,849	25,657,726

Ratios and supplemental data:
Net assets, end of period	$743,574,236	$514,827,007
Weighted-average net assets	740,988,901	479,867,722
Weighted-average shares outstanding	36,771,333	23,645,771
Ratio of net expenses to weighted average net assets(5)	7.49%	9.22%
Ratio of net expenses before voluntary waivers to weighted average net assets(5)	7.49%	9.22%
Ratio of net investment income to weighted average net assets(5)	9.28%	10.30%
Portfolio turnover	6.97%	9.43%
Asset Coverage Ratio (6)	280.56%	244.17%

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

Class S
For the Three Months Ended March 31,
2026
Per Share Data:
Net asset value, beginning of period	$20.02
Results of operations:
Net investment income (loss)(1)	0.42
Net unrealized and realized gain (loss)(2)	0.01
Net increase (decrease) in net assets resulting from operations	0.43
Distribution declared (3)	(0.47)
Total increase (decrease) in net assets	(0.04)
Net asset value, end of period	$19.98
Total return based on net asset value (4)	2.15%
Shares outstanding, end of period	59,877

Ratios and supplemental data:
Net assets, end of period	$1,196,518
Weighted-average net assets	1,162,263
Weighted-average shares outstanding	57,784
Ratio of net expenses to weighted average net assets(5)	8.35%
Ratio of net expenses before voluntary waivers to weighted average net assets(5)	8.35%
Ratio of net investment income to weighted average net assets(5)	8.46%
Portfolio turnover	6.97%
Asset Coverage Ratio (6)	280.56%

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

Class D
For the Three Months Ended March 31,
2026
Per Share Data:
Net asset value, beginning of period	$20.04
Results of operations:
Net investment income (loss)(1)	0.45
Net unrealized and realized gain (loss)(2)	0.00
Net increase (decrease) in net assets resulting from operations	0.45
Distribution declared (3)	(0.50)
Total increase (decrease) in net assets	(0.05)
Net asset value, end of period	$19.99
Total return based on net asset value (4)	2.23%
Shares outstanding, end of period	2,582

Ratios and supplemental data:
Net assets, end of period	$51,621
Weighted-average net assets	51,187
Weighted-average shares outstanding	2,541
Ratio of net expenses to weighted average net assets(5)	7.73%
Ratio of net expenses before voluntary waivers to weighted average net assets(5)	7.73%
Ratio of net investment income to weighted average net assets(5)	9.05%
Portfolio turnover	6.97%
Asset Coverage Ratio (6)	280.56%

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

There were no Class S or Class D shares outstanding for the three months ended March 31, 2025.

Senior Securities

Information about our senior securities as of March 31, 2026 and December 31, 2025, are shown in the following table:

Class and period	Total Amount Outstanding	Asset Coverage Per Unit(1)	Involuntary Liquidating Preference Per Unit(2)	Market Value Per Unit(3)
March 31, 2026
Secured Credit Facility	$412,500,000	2,805.60	—	N/A
December 31, 2025
Secured Credit Facility	$412,500,000	2,713.40	—	N/A

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

Distributions

On May 13, 2026, the Board of Trustees declared a distribution of $0.49 per Class I share, $0.447 per Class S share and $0.477 per Class D share for the second quarter of 2026, payable on June 26, 2026 to shareholders of record on May 13, 2026.

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

Forward Looking Statements

Statements contained in this Quarterly Report on Form 10-Q (including those relating to current and future market conditions and trends in respect thereof) that are not historical facts are based on current expectations, estimates, projections, opinions and/or beliefs of the Company, its advisor, Kennedy Lewis Capital Holdings LLC (in such capacity, the “Advisor”), a Delaware limited liability company that is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), Kennedy Lewis Investment Management LLC and/or its affiliates (collectively, “Kennedy Lewis”). Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, and future changes in laws or regulations and conditions in our operating areas.

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Advisor. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Advisor, pursuant to the investment advisory agreement between the Company and the Advisor; (b) our allocable portion of compensation, overhead (including rent and utilities) and other expenses incurred by Kennedy Lewis Management LP as the Company’s administrator (in such capacity, the “Administrator”) in performing its administrative obligations pursuant to an administration agreement, including but not limited to: (i) Chief Financial Officer and Chief Compliance Officer of the Company and their respective staffs; (ii) actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company; and (c) all other expenses of our operations, administrations and transactions.

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

Financial and Operating Highlights

	At March 31, 2026	At December 31, 2025
Investment Portfolio	$1,096,362,224	$1,109,977,047
Net assets Class I Shares	$743,574,236	$705,791,670
Net assets Class S Shares	$1,196,518	$925,859
Net assets Class D Shares	$51,621	$50,495
Debt	$412,500,000	$412,500,000
Net asset value per share Class I Shares	$20.00	$20.04
Net asset value per share Class S Shares	$19.98	$20.02
Net asset value per share Class D Shares	$19.99	$20.04

	Portfolio Activity for the Three Months Ended March 31,
	2026	2025
Purchases during the period	$76,786,847	$175,071,087
Sales and principal repayments during the period	$91,963,863	$75,496,229
Net investments during the period	$(15,177,016)	$99,574,858
Number of portfolio companies at end of period	46	93
Weighted average contractual interest rate of investment commitments based on par	9.77%	10.43%

Portfolio and Investment Activity

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026		December 31, 2025
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
First Lien	$1,007,372,250	91.88%	$1,012,512,999	91.22%
Second Lien	83,326,811	7.60%	79,235,481	7.14%
Equity	5,663,163	0.52%	18,228,567	1.64%
Total	$1,096,362,224	100.00%	$1,109,977,047	100.00%

As of March 31, 2026 and December 31, 2025, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2026 and March 31, 2025, were as follows:

	For the Three Months Ended March 31,
	2026	2025
Total investment income	$30,682,777	$23,097,252
Less: Net expenses	13,601,782	10,802,631
Net investment income (loss)	17,080,995	12,294,621
Net realized gains (losses)	248,645	1,331,837
Net change in unrealized appreciation (depreciation)	(457,982)	(4,437,183)
Net increase (decrease) in net assets resulting from operations	$16,871,658	$9,189,275
Net investment income (loss) per share	$0.46	$0.48
Net increase (decrease) in net assets resulting from operations per share	$0.45	$0.36

Investment Income

The composition of our investment income for three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest income	$29,462,936	$22,571,039
Dividend income	1,154,556	448,334
Fee income	65,285	77,879
Total investment income	$30,682,777	$23,097,252

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest and credit facility fees	$6,958,506	$6,154,280
Management fees	2,268,585	1,504,233
Income incentive fee	2,420,198	1,677,360
Capital gain incentive fees	(142,052)	(387,451)
Professional fees	898,769	1,029,670
Amortization of continuous offering costs	86,400	295,737
Administrative services expense	322,650	235,079
Amortization of deferred financing costs	200,034	164,196
Directors’ fees and expenses	100,000	100,000
Other expenses	488,692	191,651
Total expenses	13,601,782	10,964,755
Expense waiver	—	(162,124)
Net expenses	$13,601,782	$10,802,631

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three months ended March 31, 2026 and March 31, 2025 were as follows.

	For the Three Months Ended March 31,
	2026	2025
Net realized gains (losses)	$248,645	$1,331,837
Net change in unrealized gains (losses) on investments	(457,982)	(4,437,183)
Net realized and unrealized gains (losses)	$(209,337)	$(3,105,346)

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of March 31, 2026, we had $412.50 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 280.56%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Secured Credit Facility - On April 20, 2023, KLCC SPV GS1 LLC (“Subsidiary I”), a Delaware limited liability company and subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (as amended, restated, supplemented or otherwise modified from time to time, the “Secured Credit Facility”), which, as of March 31, 2026, allowed Subsidiary I to borrow up to $500 million . The Secured Credit Facility will mature on May 1, 2030, unless terminated earlier as provided. Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. The estimated fair value of the Secured Credit Facility approximated the principal value of $412,500,000 and $412,500,000 on the consolidated statement of assets and liabilities as of March 31, 2026 and December 31, 2025, respectively, and is categorized as Level III under the Accounting Standards Codification (“ASC”) 820 fair value hierarchy. See Note 6 to the consolidated financial statements—“Borrowings” for additional information.

Borrowings of Subsidiary I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following table summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the three months ended March 31, 2026 and March 31, 2025, respectively:

	For the Three Months Ended March 31,
	2026	2025
Average Debt Outstanding	$424,483,000	$330,571,123
Effective Interest Rate	6.84%	7.75%
Weighted Average Interest Rate (1)	6.42%	6.98%
(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$6,716,654	$5,689,386
Minimum utilization fee	—	—
Non-utilization fees	188,792	423,572
Administration fee	53,060	41,322
Amortization of deferred financing costs	200,034	164,196
Total interest and credit facility fees	$7,158,540	$6,318,476

Equity

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Class I
Subscriptions	663,140	$13,322,599	2,641,341	$54,132,996
Share transfers between classes	—	$—	—	$—
Distributions reinvested	1,310,630	$26,389,560	910,935	$18,553,467
Share repurchases	(3,262)	$(65,373)	(736)	$(14,875)
Net increase (decrease)	1,970,508	$39,646,786	3,551,540	$72,671,588
Class S
Subscriptions	12,461	$250,000	—	$—
Share transfers between classes	—	$—	—	$—
Distributions reinvested	1,158	$23,294	—	$—
Share repurchases	—	$—	—	$—
Net increase (decrease)	13,619	$273,294	—	$—
Class D
Subscriptions	—	$—	—	$—
Share transfers between classes	—	$—	—	$—
Distributions reinvested	62	$1,253	—	$—
Share repurchases	—	$—	—	$—
Net increase (decrease)	62	$1,253	—	$—

There were no Class S or Class D shares outstanding during the three months ended March 31, 2025.

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

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the three months ended March 31, 2026 and March 31, 2025, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 25, 2026	March 25, 2026	March 27, 2026	$0.51	$18,709,697	498,170	$10,107,861
November 12, 2025	November 28, 2025	January 27, 2026	$0.71	$23,043,963	812,460	$16,281,699
				$41,753,660	$1,310,630	$26,389,560

Of the total distributions paid during the three months ended March 31, 2026, $15,364,100 was distributed in cash.

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$27,567,877	910,935	$18,553,467

Of the total distributions paid during the three months ended March 31, 2025, $9,014,410 was distributed in cash.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 25, 2026	March 25, 2026	March 27, 2026	$0.467	$27,690	585	$11,828
November 12, 2025	November 28, 2025	January 27, 2026	$0.67	$20,940	573	$11,466
				$48,630	$1,158	$23,294

Of the total distributions paid during the three months ended March 31, 2026, $25,336 was distributed in cash.

			Class D
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
March 25, 2026	March 25, 2026	March 27, 2026	$0.497	$1,253	62	$1,253
				$1,253	$62	$1,253

Of the total distributions paid during the three months ended March 31, 2026, $0 was distributed in cash.

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

For the three months ended March 31, 2025, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. For the three months ended March 31, 2026, no such expense support was provided by the Advisor. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the three months ended March 31, 2026 and March 31, 2025, respectively:

	For the Three Months Ended March 31,
	2026		2025
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	0.46	$17,055,453	0.48	$12,294,621
Net realized gains	0.01	248,273	0.05	1,331,837
Distributions in excess of net investment income	0.04	1,405,971	0.02	473,151
Total	0.51	$18,709,697	0.55	$14,099,609

	For the Three Months Ended March 31,
	2026		2025
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.41	$24,395	—	$—
Net realized gains	0.01	355	—	—
Distributions in excess of net investment income	0.05	2,940	—	—
Total	0.47	$27,690	—	$—

	For the Three Months Ended March 31,
	2026		2025
	Class D		Class D
	Per Share	Amount	Per Share	Amount
Net investment income	0.44	$1,147	—	$—
Net realized gains	0.01	17	—	—
Distributions in excess of net investment income	0.03	89	—	—
Total	0.48	$1,253	—	$—

There were no Class S or Class D shares outstanding during the three months ended March 31, 2025.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company paid Base Management Fees of $2,268,585 and $1,504,233, respectively. For the three months ended March 31, 2026 and March 31, 2025, the Company paid Income-Based Incentive Fees of $2,420,198 and $1,677,360 respectively. For the three months ended March 31, 2026 and March 31, 2025, the Company accrued capital gains incentive fees of $(142,052) and $(387,451), respectively, of which none was payable on such date under the Advisory Agreement.

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

For the three months ended March 31, 2026, and March 31, 2025, the Company incurred $322,650 and $235,079, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, there was $322,650 and $266,043, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2026, the total expense support provided by the Advisor since inception was $3,596,796. For the three months ended March 31, 2026, and March 31, 2025, the Advisor provided $0 and $162,124 of expense support, respectively.

Contractual Obligations

Other than payment of fees discussed in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of March 31, 2026. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2026 and December 31, 2025, we had $33,249,060 and $16,810,100 in unfunded delayed draw term loan commitments, respectively and $15,177,945 and $13,739,442 in unfunded revolver commitments, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2026, 93.67% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$31,199,490	$12,375,000	$18,824,490
Up 200 basis points	20,799,660	8,250,000	12,549,660
Up 100 basis points	10,399,830	4,125,000	6,274,830
Down 100 basis points	(10,059,890)	(4,125,000)	(5,934,890)
Down 200 basis points	(17,327,295)	(8,250,000)	(9,077,295)
Down 300 basis points	(19,965,321)	(12,375,000)	(7,590,321)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2026. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any pending or threatened material litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

In recent periods, there has been heightened scrutiny and growing negative sentiment in respect of the private credit market, driven by concerns over liquidity, concentration risk and valuation uncertainty, which may result in an increase in the volume of repurchase requests the Company receives.

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

Significant repurchase requests, whether for a single period or for a sustained period, by shareholders could adversely affect our ability to conduct our investment program, strain our capacity to source investment opportunities and/or deploy capital promptly on attractive terms and/or increase operational complexity and/or expenses. In addition, shareholders seeking liquidity may experience delays in fully liquidating their investments and will remain subject to net asset value fluctuations during such periods. Additionally, the presence of large shareholders or platform concentrations may increase the likelihood of oversubscription in future repurchase offers, further constraining liquidity available to other shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed by the Company on its current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Kennedy Lewis Capital Company

Date: May 13, 2026	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: May 13, 2026	By:	/s/ Gary Klayn
	Name:	Gary Klayn
	Title:	Chief Financial Officer