Form 10-Q
period 2026-06-30
Kennedy Lewis Capital Co
filed 2026-08-13
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common shares of beneficial interest, $0.01 par value per share (“Common Shares”), outstanding as of August 13, 2026 was 37,477,597, 65,326 and 7,772 of Class I, Class S and Class D Common Shares, respectively.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,079,511,482 and $1,083,765,562 at June 30, 2026 and December 31, 2025, respectively)	$1,074,165,837	$1,082,011,479
Non-controlled/affiliated investments (cost of $7,524,153 and $0 at June 30, 2026 and December 31, 2025, respectively)	7,375,108	—
Controlled/affiliated investments (cost of $28,870,095 and $27,824,774 at June 30, 2026 and December 31, 2025, respectively)	27,824,358	27,965,568
Total investments at fair value	1,109,365,303	1,109,977,047
Cash and cash equivalents	1,571,972	60,216,576
Restricted cash and cash equivalents	54,289,908	32,440,987
Interest and fee receivable from non-controlled/non-affiliated investments	4,630,277	4,434,699
Interest and fee receivable from controlled/affiliated investments	304,280	294,412
Deferred financing costs (net of $2,411,821 and $2,009,531 in accumulated amortization at June 30, 2026 and December 31, 2025, respectively)	3,113,855	3,516,145
Deferred offering costs (net of $3,087,919 and $2,938,217 in accumulated amortization at June 30, 2026 and December 31, 2025, respectively)	168,535	125,546
Receivable for investments sold	6,685,352	3,168,206
Derivative assets at fair value (Note 5)	1,750,982	—
Other assets	101,191	98,038
Total assets	$1,181,981,655	$1,214,271,656

Liabilities
Secured Credit Facility (Note 6)	408,400,000	412,500,000
Distribution Payable	—	23,064,903
Payable for investments purchased	9,001,476	58,725,508
Interest and credit facility fees payable	4,125,052	4,540,264
Income incentive fee payable	2,476,139	2,403,708
Management fees payable	2,335,900	2,067,094
Deferred financing cost payable	1,200,000	1,350,000
Accrued capital gains incentive fee	496,520	614,035
Derivative liabilities at fair value (Note 5)	8,452	168,270
Due to Advisor and affiliates	931,927	266,043
Offering costs payable	78,061	31,644
Accrued expenses and other liabilities	2,864,534	1,772,163
Total liabilities	$431,918,061	$507,503,632

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (37,591,410 and 35,262,120 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	375,914	352,621
Additional paid in capital	757,309,439	703,046,902
Distributable earnings (loss)	(7,621,759)	3,368,501
Total net assets	$750,063,594	$706,768,024
Total liabilities and net assets	$1,181,981,655	$1,214,271,656

The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value Per Share	June 30, 2026 (Unaudited)	December 31, 2025
Class I Shares
Net Assets	$748,607,069	$705,791,670
Common Shares Outstanding	37,518,312	35,213,342
Net Asset value per share	$19.95	$20.04
Class S Shares
Net Assets	$1,301,428	$925,859
Common Shares Outstanding	65,326	46,258
Net Asset value per share	$19.92	$20.02
Class D Shares
Net Assets	$155,097	$50,495
Common Shares Outstanding	7,772	2,520
Net Asset value per share	$19.96	$20.04

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$30,539,266	$27,213,943	$59,488,844	$49,784,982
Dividend income	81,202	465,869	1,235,758	914,203
Fee income	103,398	66,285	168,683	144,163
Total investment income from non-controlled/non-affiliated investments	$30,723,866	$27,746,097	$60,893,285	$50,843,348
From controlled/affiliated investments
Interest income	541,830	—	1,055,188	—
Total investment income from controlled/affiliated investments	541,830	—	1,055,188	—
Total investment income	31,265,696	27,746,097	61,948,473	50,843,348

Expenses:
Interest and credit facility fees	6,368,186	7,112,700	13,326,692	13,266,980
Management fees	2,335,901	1,691,116	4,604,485	3,195,349
Income incentive fee	2,476,139	2,095,341	4,896,337	3,772,701
Capital gain incentive fees	24,537	477,946	(117,515)	90,495
Professional fees	1,113,899	803,476	2,012,668	1,833,145
Amortization of continuous offering costs	63,303	176,479	149,702	472,216
Administrative services expense	322,649	266,046	645,299	501,124
Amortization of deferred financing costs	202,256	202,256	402,290	366,452
Reimbursable expenses to Advisor	609,277	—	609,277	—
Directors’ fees and expenses	105,136	100,000	205,136	200,000
Other expenses	338,945	194,703	827,638	386,356
Total expenses	13,960,228	13,120,063	27,562,009	24,084,818
Expenses waived by the Advisor (Note 3)	—	—	—	(162,124)
Net expenses	13,960,228	13,120,063	27,562,009	23,922,694
Net investment income	17,305,468	14,626,034	34,386,464	26,920,654

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,183,880)	2,239,282	(1,760,016)	(1,673,696)
Non-controlled/affiliated investments	(149,045)	—	(149,045)	—
Controlled/Affiliated investments	(594,975)	—	(1,186,531)	—
Derivative instruments (Note 5)	116,175	(371,995)	1,910,800	(1,053,020)
Foreign currency transactions	(741,731)	2,127,019	(1,826,647)	2,283,839
Net change in unrealized appreciation (depreciation)	(2,553,456)	3,994,306	(3,011,439)	(442,877)
Realized gain (loss):
Non-controlled/non-affiliated investments	464,393	498,490	711,109	1,838,528
Derivative instruments (Note 5)	1,233,836	(1,083,416)	1,233,836	(1,083,416)
Foreign currency transactions	101,566	23,259	103,494	15,059
Net realized gain (loss)	1,799,795	(561,667)	2,048,439	770,171
Net realized and unrealized gain (loss)	(753,661)	3,432,639	(963,000)	327,294
Net increase (decrease) in net assets resulting from operations	$16,551,807	$18,058,673	$33,423,464	$27,247,948

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025(1)	2026	2025(1)
Operations:
Net investment income	$17,305,468	$14,626,034	$34,386,464	$26,920,654
Net realized gain (loss)	1,799,795	(561,667)	2,048,439	770,171
Net change in unrealized appreciation (depreciation)	(2,553,456)	3,994,306	(3,011,439)	(442,877)
Net increase (decrease) in net assets resulting from operations	16,551,807	18,058,673	33,423,464	27,247,948

Capital transactions:
Class I
Proceeds from issuance of common shares	7,031,500	37,622,000	20,354,100	91,754,996
Distribution of earnings	(18,086,460)	(14,563,609)	(36,796,157)	(28,663,218)
Repurchase of common shares	(10,408,310)	—	(10,473,683)	(14,875)
Reinvestments of distributions	9,973,011	10,419,716	36,362,571	28,973,183
Net increase (decrease) from share transactions	(11,490,259)	33,478,107	9,446,831	92,050,086
Class S
Proceeds from issuance of common shares	96,535	57,900	346,535	57,900
Distribution of earnings	(28,858)	(1,523)	(56,548)	(1,523)
Repurchase of common shares	—	—	—	—
Reinvestments of distributions	11,994	1,142	35,288	1,142
Net increase (decrease) from share transactions	79,671	57,519	325,275	57,519
Class D
Proceeds from issuance of common shares	100,000	—	100,000	—
Distribution of earnings	(3,620)	—	(4,873)	—
Repurchase of common shares	—	—	—	—
Reinvestments of distributions	3,620	—	4,873	—
Net increase (decrease) from share transactions	100,000	—	100,000	—
Total increase (decrease) in net assets	5,241,219	51,594,299	43,295,570	119,355,553
Net Assets, beginning of period	744,822,375	514,827,007	706,768,024	447,065,753
Net Assets, end of period	$750,063,594	$566,421,306	$750,063,594	$566,421,306

(1) There were no Class D shares outstanding during the three and six months ended June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$33,423,464	$27,247,948
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on investments non-controlled/non-affiliated investments	1,760,016	1,673,696
Net change unrealized (appreciation) depreciation on non-controlled/affiliated investments	149,045	—
Net change unrealized (appreciation) depreciation on controlled/affiliated investments	1,186,531	—
Net change unrealized (appreciation) depreciation on derivative instruments	(1,910,800)	1,053,020
Net change unrealized (appreciation) depreciation on foreign currency	1,826,647	(2,283,839)
Net realized (gain) loss on investments non-controlled/non-affiliated investments	(711,109)	(1,838,528)
Net realized (gain) loss on derivative instruments	(1,233,836)	1,083,416
Net realized (gain) loss on foreign currency	(103,494)	(15,059)
Payment-in-kind interest capitalized	(3,468,677)	(2,631,524)
Net accretion of discount and amortization of premium	(4,090,010)	(4,680,192)
Amortization of deferred financing costs	402,290	366,452
Amortization of offering costs	149,702	472,216
Purchases of investments	(188,244,351)	(422,242,769)
Cash settlement of derivatives	1,343,492	(1,091,562)
Proceeds from sale of investments and principal repayments	192,197,490	189,395,914
Changes in operating assets and liabilities:
Interest receivable	(205,446)	(241,669)
Receivable for investments sold	(3,517,146)	1,707,440
Due from Advisor	—	74,454
Other assets	(3,153)	(128,085)
Payable for investments purchased	(49,724,032)	30,912,337
Due to Advisor and affiliates	665,884	(4,157)
Management fee payable	268,806	373,717
Income incentive fee payable	72,431	660,937
Accrued capital gains incentive fee	(117,515)	90,495
Interest and credit facility fees payable	(415,212)	958,476
Accrued expenses and other liabilities	1,092,371	550,563
Net cash provided by (used in) operating activities	(19,206,612)	(178,536,303)
Cash flows from financing activities:
Proceeds from Secured Credit Facility	104,866,000	192,119,000
Repayment of Secured Credit Facility	(108,966,000)	(77,700,000)
Deferred financing cost paid	(150,000)	—
Distributions paid in cash	(23,519,749)	(13,158,684)
Deferred offering costs paid	(146,274)	(260,304)
Proceeds from issuance of common shares	20,800,635	91,812,896
Redemptions paid in cash	(10,473,683)	(14,875)
Net cash provided by (used in) financing activities	(17,589,071)	192,798,033
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,795,683)	14,261,730
Cash, cash equivalents and restricted cash, beginning of period	92,657,563	37,743,294
Cash, cash equivalents and restricted cash, end of period	$55,861,880	$52,005,024

Supplemental information and non-cash activities:
Cash paid for interest	13,741,904	12,308,504
Reinvestment of distributions	36,402,732	28,974,325
Accrued but unpaid deferred offering cost	78,061	47,849

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

June 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				3,007,292	$3,007,292	$4,771,453	0.64
Total Commercial Services & Supplies						$3,007,292	$4,771,453	0.64%

Total Investments—non-controlled/non-affiliated(4) Equity Investments						$3,007,292	$4,771,453	0.64%
Total Equity Investments						$3,007,292	$4,771,453	0.64%

First Lien Debt Air Freight & Logistics
GB AIT Buyer, Inc. (9)	4/23/2026	S+4.25%	7.91%	4/29/2033	1,000,000	990,191	999,760	0.13
LaserShip, Inc. (9)	4/13/2023	S+4.50%	8.49%	8/10/2029	435,065	413,492	33,500	0.00
Total Air Freight & Logistics						$1,403,683	$1,033,260	0.13%

Automobile Components
Jump Auto Holdings LLC (5)(9)	9/27/2024	S+6.75%	10.48%	9/30/2029	30,300,285	29,856,152	28,723,156	3.83
Power Stop, LLC (9)	6/7/2024	S+4.50%	8.26%	1/26/2029	3,917,124	3,829,603	3,612,137	0.48
Form Technologies LLC (9)	3/11/2025	S+5.75%	9.42%	7/19/2030	2,482,481	2,430,452	2,375,437	0.32
First Brands Group, LLC (9)	2/3/2023	S+7.00%PIK	10.61%	6/29/2026	868,502	868,277	287	0.00
First Brands Group, LLC (9)	2/3/2023	S+7.00% PIK	10.73%	3/30/2027	756,679	752,503	393	0.00
First Brands Group, LLC (9)	2/3/2023	S+1.55%/8.45%PIK	13.61%	6/29/2026	28,118	28,093	4,112	0.00
Total Automobile Components						$37,765,080	$34,715,522	4.63%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Square German BidCo GmbH (5)(8)(9)(11)	6/25/2024	E+7.25%	9.54%	6/27/2029	18,852,898	17,481,458	18,782,200	2.50
Total Automobiles						$17,481,458	$18,782,200	2.50%

Biotechnology
Future Pak, LLC (5)(9)	9/23/2025	S+6.25%	9.99%	3/21/2030	51,363,653	50,970,441	51,363,653	6.85
Total Biotechnology						$50,970,441	$51,363,653	6.85%

Building Products
Globe Electric Company Inc (5)(8)(9)(10)	7/25/2024	S+6.00%	9.64%	7/25/2029	41,590,378	41,309,503	41,579,980	5.54
Wyndham Home Products LLC (5)(9)	10/11/2024	S+6.25%	9.89%	10/11/2029	30,621,478	30,183,908	26,957,618	3.59
HP PHRG Borrower, LLC (9)	2/14/2025	S+4.00%	7.73%	2/20/2032	1,496,222	1,494,999	1,484,626	0.20
Total Building Products						$72,988,410	$70,022,224	9.33%

Chemicals
Rohm Holding GmbH (9)	8/13/2024	S+5.50%/.25% PIK	9.38%	1/31/2029	2,958,601	2,889,722	2,875,139	0.38
Total Chemicals						$2,889,722	$2,875,139	0.38%

Commercial Services & Supplies
J-O Building Company LLC (5)(9)	6/28/2023	S+6.75%	10.48%	5/25/2028	11,976,911	11,894,740	12,006,854	1.60
A. B. Boyd Co. (5)(9)	5/8/2026	S+4.50%	8.14%	11/14/2031	5,000,000	4,705,954	4,850,000	0.65
Discovery Purchaser Corporation (9)	4/29/2026	S+3.75%	7.41%	10/4/2029	997,500	989,065	992,513	0.13
Total Commercial Services & Supplies						$17,589,759	$17,849,367	2.38%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Construction & Engineering
MEI Buyer LLC (5)(9)	6/12/2023	S+4.25%	7.89%	6/29/2029	14,803,090	14,541,790	14,723,894	1.96
MEI Buyer LLC (5)(6)	6/12/2023	S+4.25%	7.89%	6/29/2029	2,650,602	442,302	468,410	0.06
MEI Buyer LLC (5)	6/12/2023	S+4.25%	7.88%	6/29/2029	2,367,470	2,348,686	2,354,804	0.31
MEI Buyer LLC (5)(6)	6/12/2023	S+4.25%	7.87%	6/29/2029	1,615,751	400,901	392,256	0.05
Total Construction & Engineering						$17,733,679	$17,939,364	2.38%

Construction Materials
ASI JBE Holdings LLC (5)(9)	7/28/2025	S+6.25%/2.00% PIK	11.89%	7/28/2031	33,265,996	32,678,476	31,669,228	4.22
ASI JBE Holdings LLC (5)(6)	7/28/2025	S+6.25%/2.00% PIK	11.89%	7/28/2031	6,703,475	4,579,074	4,370,666	0.58
BCPE HIPH Parent, Inc. (5)(7)(9)	6/25/2026	S+4.00%	7.73%	7/5/2033	2,713,376	2,699,809	2,713,376	0.36
BCPE HIPH Parent, Inc. (5)(6)(7)(9)	6/25/2026	S+4.00%	—	7/5/2033	286,624	—	—	0.00
Total Construction Materials						$39,957,359	$38,753,270	5.16%

Distributors
American Auto Auction Group, LLC (9)	4/28/2023	S+4.50%	8.23%	5/28/2032	1,329,966	1,329,960	1,327,147	0.18
Total Distributors						$1,329,960	$1,327,147	0.18%

Electric Utilities
West Deptford Energy Holdings, LLC (9)	1/27/2025	S+4.00%	7.64%	7/24/2032	7,521,176	7,487,541	7,483,571	1.00
Bayonne Energy Center, LLC (9)	9/22/2025	S+3.00%	6.73%	10/1/2032	4,359,013	4,339,082	4,371,131	0.58
Birdsboro Power LLC (5)(7)(9)	9/30/2025	S+3.25%	6.98%	7/15/2033	4,333,333	4,311,667	4,322,500	0.58
Hill Top Energy Center, LLC (9)	6/17/2025	S+2.75%	6.48%	6/26/2032	3,699,374	3,691,194	3,700,521	0.49
CPV Shore Holdings, LLC (9)	1/24/2025	S+3.25%	6.98%	2/4/2032	3,326,186	3,298,616	3,328,947	0.44
MRP Buyer, LLC (9)	5/23/2025	S+3.25%	6.98%	6/4/2032	3,218,393	3,160,883	3,226,439	0.43
Total Electric Utilities						$26,288,983	$26,433,109	3.52%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Entertainment
Mood Media Borrower, LLC (5)(9)	5/30/2025	S+6.75%	10.39%	5/30/2030	68,381,019	67,249,234	67,256,151	8.97
Mood Media Borrower, LLC (5)(6)	5/30/2025	S+6.75%	10.39%	5/30/2030	5,226,159	1,224,741	1,221,353	0.16
Total Entertainment						$68,473,975	$68,477,504	9.13%

Gas Utilities
Long Ridge Energy LLC (9)	2/7/2025	S+4.50%	8.23%	2/19/2032	3,950,000	3,916,607	3,953,279	0.53
Total Gas Utilities						$3,916,607	$3,953,279	0.53%

Ground Transportation
FTAI Infrastructure Inc. (5)(8)(9)	2/25/2026	9.75%	9.75%	2/1/2028	12,803,048	12,478,828	12,815,851	1.71
Odyssey Logistics & Technology Corporation (9)	7/20/2023	S+4.50%	8.14%	10/12/2027	972,500	970,819	779,624	0.10
Total Ground Transportation						$13,449,647	$13,595,475	1.81%

Health Care Providers & Services
Endo1 Partners, LLC (5)(9)	5/23/2025	S+7.50/.475% PIK	11.62%	5/23/2030	75,180,115	73,867,046	74,567,397	9.94
Charlotte Buyer, Inc. (7)(9)	6/17/2026	S+4.50%	8.15%	6/30/2031	2,000,000	1,990,000	1,996,420	0.27
Total Health Care Providers & Services						$75,857,046	$76,563,817	10.21%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(9)	12/19/2024	S+5.00%	8.65%	12/31/2029	22,847,138	22,634,454	22,847,138	3.05
CC Interholdings LLC (5)(6)(9)	12/19/2024	S+5.00%	8.64%	12/31/2029	10,035,563	5,998,733	6,068,871	0.81
Flynn Restaurant Group LP (9)	4/29/2026	S+3.75%	7.39%	1/28/2032	997,475	993,788	986,213	0.13
Total Hotels, Restaurants & Leisure						$29,626,975	$29,902,222	3.99%

Household Durables
Hunter Douglas Inc. (9)	4/29/2026	S+3.00%	6.73%	1/17/2032	997,468	990,119	995,394	0.13
Total Household Durables						$990,119	$995,394	0.13%

Independent Power and Renewable Electricity Producers
Red Oak Power, LLC (5)(9)	9/22/2025	S+5.25%	8.98%	9/22/2031	87,082,032	85,515,656	84,678,562	11.29
Total Independent Power and Renewable Electricity Producers						$85,515,656	$84,678,562	11.29%

Insurance
Safari Borrower, LLC (5)(9)	2/3/2026	S+5.75%	9.37%	2/3/2031	49,926,390	49,460,915	49,923,894	6.66
Safari Borrower, LLC (5)(6)	2/3/2026	S+5.75%	—	2/3/2031	17,665,242	(40,584)	(883)	0.00
Safari Borrower, LLC (5)(6)	2/3/2026	S+5.75%	—	2/3/2031	4,007,311	(36,825)	—	0.00
Total Insurance						$49,383,506	$49,923,011	6.66%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
IT Services
Best Practices Associates, L.L.C. (5)(9)	11/8/2024	S+6.75%	10.39%	11/8/2029	32,367,188	31,536,776	31,590,376	4.21
Best Practices Associates, L.L.C. (5)(6)	11/8/2024	S+6.75%	0.00%	11/8/2029	2,589,371	(60,849)	(62,145)	(0.01)
Total IT Services						$31,475,927	$31,528,231	4.20%

Machinery
Dune Acquisition, Inc. (5)(9)	8/20/2024	S+6.25%	9.89%	11/20/2030	32,525,183	32,010,055	32,403,213	4.32
Cleanova US Holdings LLC (9)	5/22/2025	S+4.75%	8.41%	6/14/2032	1,985,000	1,925,030	1,951,513	0.26
DS Parent Inc (9)	12/15/2023	S+5.50%	9.23%	1/31/2031	1,960,000	1,888,272	1,574,292	0.21
Total Machinery						$35,823,357	$35,929,018	4.79%

Media
Igloo Group Parent, Inc. (5)(9)	12/23/2025	S+5.00%	8.73%	12/23/2031	59,811,665	56,452,697	57,051,357	7.61
Total Media						$56,452,697	$57,051,357	7.61%

Metals & Mining
Jennmar Intermediate III, LLC (5)(9)	5/26/2026	S+5.00%	8.73%	12/16/2030	24,239,919	23,882,152	23,906,620	3.19
Total Metals & Mining						$23,882,152	$23,906,620	3.19%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Oil, Gas & Consumable Fuels
Drubit LLC (5)(9)	2/20/2025	S+5.50%	9.14%	1/31/2031	62,926,569	61,894,517	62,297,303	8.31
Limetree Bay Terminals, LLC (5)(9)	2/13/2024	S+4.50%/1% PIK	9.14%	12/11/2026	24,461,605	24,281,805	24,382,104	3.25
Limetree Bay Terminals, LLC (5)(9)	2/13/2024	S+6.50%/2% PIK	12.14%	2/12/2029	12,167,505	12,004,473	12,767,972	1.70
Limetree Bay Terminals, LLC (5)	2/13/2024	S+6.50%/2% PIK	12.14%	2/12/2029	1,118,542	1,095,621	1,173,742	0.16
Total Oil, Gas & Consumable Fuels						$99,276,416	$100,621,121	13.42%

Real Estate Management & Development
Associations, Inc. (5)(9)	6/12/2026	S+6.50%	10.42%	7/2/2028	49,350,244	49,350,244	49,350,244	6.59
Associations, Inc. (5)(6)	6/12/2026	S+6.50%	10.42%	7/2/2028	3,868,057	2,037,413	2,037,413	0.27
Associations, Inc. (5)(6)	6/12/2026	S+6.50%	—	7/2/2028	3,119,449	—	—	0.00
Total Real Estate Management & Development						$51,387,657	$51,387,657	6.86%

Software
Harris Computer Germany HoldCo GmbH (5)(8)(9)(11)	12/18/2025	E+4.30%	6.71%	6/18/2030	67,143,793	67,706,030	66,052,706	8.81
Total Software						$67,706,030	$66,052,706	8.81%

Specialty Retail
Array Midco, Corp. (5)(8)(9)(10)	12/31/2024	S+6.50%	10.20%	12/31/2029	39,899,670	39,297,322	40,099,168	5.35
Array Midco, Corp. (5)(8)(10)	12/31/2024	P+5.50%	12.25%	12/31/2029	12,685,756	12,501,001	12,749,184	1.70
Spencer Spirit IH LLC (9)	6/25/2024	S+4.00%	7.63%	7/15/2031	1,965,000	1,962,334	1,967,869	0.26
Total Specialty Retail						$53,760,657	$54,816,221	7.31%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Textiles, Apparel & Luxury Goods
IBG Borrower LLC (5)(9)	11/20/2023	S+5.00%	8.88%	8/22/2031	9,312,500	9,248,845	9,079,688	1.21
IBG Borrower LLC (5)(9)	11/20/2023	S+5.00%	8.88%	8/22/2031	5,754,178	5,648,590	5,610,324	0.75
Total Textiles, Apparel & Luxury Goods						$14,897,435	$14,690,012	1.96%

Trading Companies & Distributors
Lincoln Metal Shop, Inc. (5)	5/31/2023	S+6.00% PIK	9.86%	6/7/2027	28,378,239	28,229,797	24,227,922	3.23
Total Trading Companies & Distributors						$28,229,797	$24,227,922	3.23%

Total First Lien Debt						$1,076,504,190	$1,069,394,384	142.57%

Total Investments—non-controlled/non- affiliated						$1,079,511,482	$1,074,165,837	143.21%

Investments—non-controlled/affiliated(4) Profit Participation Loan
Capital Markets
KELS MM 2026-1 Designated Activity Company (5)(8)(12)(14)(15)	4/17/2026			12/31/2036	7,524,153	7,524,153	7,375,108	0.98
Total Capital Markets						$7,524,153	$7,375,108	0.98%

Total Investments—non-controlled/affiliated(4) Profit Participation Loan						$7,524,153	$7,375,108	0.98%
Total Profit Participating Loan						$7,524,153	$7,375,108	0.98%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—controlled/affiliated(4) Equity Investments
Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(8)(16)	8/12/2025				34,060	1,584,471	733,312	0.10
Total Hotels, Restaurants & Leisure						$1,584,471	$733,312	0.10%

Total Investments—controlled/affiliated(4) Equity Investments						$1,584,471	$733,312	0.10%
Total Equity Investments						$1,584,471	$733,312	0.10%

Second Lien Debt Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(16)	8/12/2025	10.00% PIK	10.00%	5/10/2028	21,478,669	27,285,624	27,091,046	3.61
Total Hotels, Restaurants & Leisure						$27,285,624	$27,091,046	3.61%

Total Second Lien Debt						$27,285,624	$27,091,046	3.61%

Total Investments—controlled/ affiliated						$28,870,095	$27,824,358	3.71%

Total Investments Portfolio						$1,115,905,730	$1,109,365,303	147.90%

Cash Equivalents
State Street Institutional Money Market Fund (13)						38,390,135	38,390,135	5.12
Total Cash Equivalents						$38,390,135	$38,390,135	5.12%
Total Portfolio Investments and Cash Equivalents						$1,154,295,865	$1,147,755,438	153.02%
Liabilities in excess of Other Assets							$(397,691,844)	(53.02)%
Net Assets							$750,063,594	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of June 30, 2026, rates for the 6 month, 3 month and 1 month E are 2.57%, 2.32%, and 2.20%, respectively. As of June 30, 2026, 6 month, 3 month and 1 month S are 3.85%, 3.73% and 3.65%, respectively. As of June 30, 2026, the rate for P is 6.75%
(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America U.S. GAAP.
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
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7, Commitments and Contingencies, for details
(7)
Position or portion thereof is unsettled as of June 30, 2026.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets totaled 16.94% of the Company’s total assets.
(9)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.
(10)
The issuer of this investment is domiciled in Canada.
(11)
The issuer of this investment is domiciled in Germany and denominated in Euro.
(12)
The issuer of this investment is domiciled in Ireland.
(13)
The annualized seven-day yield as of June 30, 2026 is 3.33%.
(14)
The issuer is a designated activity company incorporated under the laws of Ireland for the purposes of purchasing and holding certain interests in certain securities, investments and other financial assets.
(15)
Denotes investments in which the Company is an affiliated person due to directly or indirectly owning, controlling, or holding with power to vote or more of the outstanding voting securities of the investment but not controlling the company. Transactions for the six months ended June 30, 2026 in which the portfolio company is deemed to be a non-controlled/affiliated investment were as follows:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/(Depreciation)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Dividend and Interest Income
Non-controlled/affiliated Profit Participation Loan
KELS MM 2026-1 Designated Activity Company	$—	$7,524,153	$—	$(149,045)	$—	$7,375,108	$—
Total Non-controlled/affiliated	$—	$7,524,153	$—	$(149,045)	$—	$7,375,108	$—

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

(16)
As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns or owns with affiliates more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the six months ended June 30, 2026 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

The accompanying notes are an integral part of these consolidated financial statements.

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/(Depreciation)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Dividend and Interest Income
Controlled/affiliated Second Lien Debt
IC 3700 Flamingo Road LLC	$27,044,926	$1,045,321	$—	$(999,201)	$—	$27,091,046	$1,055,188
Equity
IC 3700 Flamingo Road LLC	920,642	—	—	(187,330)	—	733,312	—
Total Controlled/Affiliated	$27,965,568	$1,045,321	$—	$(1,186,531)	$—	$27,824,358	$1,055,188

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	94,746,061	EUR	80,915,638	11/30/2026	$1,750,527
Goldman Sachs Bank USA	USD	1,192,273	EUR	1,044,753	7/1/2026	$(8,452)
Goldman Sachs Bank USA	EUR	687,328	USD	598,442	11/30/2026	$455

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

The Company is externally managed by Kennedy Lewis Capital Holdings LLC (the “Advisor”), a Delaware limited liability company that is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) pursuant to an investment advisory agreement between the Company and the Advisor (the “Advisory Agreement”). Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with the Advisor and its affiliates, “Kennedy Lewis”) is registered with the SEC as an investment adviser under the Advisers Act. The Advisor has entered into a resource sharing agreement (“Resource Sharing Agreement”) with Kennedy Lewis Management, pursuant to which Kennedy Lewis Management makes certain personnel and resources available to the Advisor to provide certain investment advisory services to the Company. Kennedy Lewis Management serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”).

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

On January 10, 2023, the Company established KLCC Blocker LLC (“Subsidiary II”), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary II has filed an election to be treated as a corporation for tax purposes.

On March 20, 2026, the Company and certain affiliated entities established KL European Solutions ICAV (the “ICAV”), an Irish collective asset-management vehicle with segregated liability between sub-funds. On April 17, 2026, the Company invested in KL European Solutions Fund 5 ("Subsidiary III"), a closed‑ended, loan‑originating sub‑fund of the ICAV of which the Company is the sole investor. On April 17, 2026, Subsidiary III issued a profit participating loan to a designated activity company (the "DAC"), which is designed to provide the Company with subordinated, indirect exposure to a portfolio of loans to companies domiciled in Europe. The Company consolidates Subsidiary III. The profit participating loan issued to the DAC is accounted for at fair value in Investments at fair value: Non-controlled/affiliated investments on the Consolidated Statement of Assets and Liabilities.

Fiscal Year End

The Company was formed on February 10, 2022, and commenced operations on February 1, 2023. Its fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of Subsidiary I, Subsidiary II and Subsidiary III (the “Subsidiaries”). The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the consolidated financial statements presented herein.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments with original maturities of three months or less that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash equivalents are carried at cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, we had $52,179,908 and $29,940,987, respectively, of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the consolidated statements of assets and liabilities. This is further discussed in Note 6. As of June 30, 2026 and December 31, 2025, we had $2,110,000 and $2,500,000, respectively, of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

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

Interest and Dividend Income

Interest and dividend income is recorded on an accrual basis. Interest income includes the accretion of discounts and amortization of premiums. The amortized cost of debt investments represents the original cost, including fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, prepayment fees, unamortized fees and unamortized discounts are recorded as interest income.

Fee Income

In the general course of its business, the Company receives certain fees, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as fee income in investment income when earned.

PIK Income

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK interest represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes, even though the Company has not yet collected the cash.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will not be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and collection is deemed likely. As of June 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

Deferred Financing Costs

Deferred financing costs represent fees and other direct costs incurred in connection with the Company’s borrowings. These amounts are capitalized as an asset within the Consolidated Statement of Assets and Liabilities and amortized over the contractual term of the borrowing to Interest and credit facility fees on the Consolidated Statement of Operations. Please refer to Note 6—“Borrowings” for further detail.

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

For the Company’s tax period of the six months ended June 30, 2026, Subsidiary II activity did not result in a material provision for income taxes. There were no investments held by Subsidiary II for the six months ended June 30, 2025.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The Base Management Fee is payable quarterly in arrears. For the three months ended June 30, 2026 and June 30, 2025, the Company incurred Base Management Fees of $2,335,901 and $1,691,116, respectively. For the six months ended June 30, 2026 and June 30, 2025 the Company incurred Base Management Fees of $4,604,485 and $3,195,349, respectively.

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

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred Income-Based Incentive Fees of $2,476,139 and $2,095,341, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred Income-Based Incentive Fees of $4,896,337 and $3,772,701, respectively.

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

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Advisory Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three months ended June 30, 2026 and June 30, 2025, the Company accrued capital gains incentive fees of $24,537 and $477,946, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company accrued capital gains incentive fees of $(117,515) and $90,495, respectively, of which none was currently payable on such dates under the Advisory Agreement.

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

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred $322,649 and $266,046, respectively, in expenses under the Administration Agreement. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred $645,299 and $501,124, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, there was $645,299 and $266,043, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

Controlled/Affiliated and Non-Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled”
companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated, non-controlled affiliated and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The Company has made investments in a controlled, affiliated company, IC 3700 Flamingo Road LLC, a holding company for the Rio Hotel.

The Company has made investments in a non-controlled, affiliated company, KELS MM 2026-1 Designated Activity Company, a designated activity company incorporated under the laws of Ireland which is designed to provide the Company with subordinated, indirect exposure to a portfolio of loans to companies domiciled in Europe.

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

For the three months ended June 30, 2026 and June 30, 2025, the Company accrued $2,763 and $82 of distribution and shareholder servicing fees attributable to Class S shares and $95 and $0 of distribution and shareholder servicing fees attributable to Class D shares, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company accrued $5,178 and $82 of distribution and shareholder servicing fees attributable to Class S shares and $126 and $0 of distribution and shareholder servicing fees attributable to Class D shares, respectively. Distribution and shareholder servicing fees are recorded in Other Expenses in the Company’s Consolidated Statements of Operations.

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

For the three months ended June 30, 2026 and June 30, 2025, the Advisor provided no expense support. For the six months ended June 30, 2026 and June 30, 2025, the Advisor provided $0 and $162,124 of expense support, respectively.

As of June 30, 2026, the Company had an obligation to make a Reimbursement Payment of $609,277 under the Expense Support Agreement which is included in Due to Advisor and affiliates on the Consolidated Statements of Assets and Liabilities. As of

December 31, 2025, no such obligation existed. The cumulative amount incurred from formation that is subject to future potential reimbursement is $2,905,027.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,076,504,190	$1,069,394,384	96.40%	$1,014,538,515	$1,012,512,999	91.22%
Second lien debt	27,285,624	27,091,046	2.44%	79,589,151	79,235,481	7.14%
Profit Participation Loan	7,524,153	7,375,108	0.66%	—	—	—
Equity	4,591,763	5,504,765	0.50%	17,462,670	18,228,567	1.64%
Total investments	$1,115,905,730	$1,109,365,303	100.00%	$1,111,590,336	$1,109,977,047	100.00%

The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Oil, Gas & Consumable Fuels	9.08%	9.26%
Independent Power and Renewable Electricity Producers	7.64	7.83
Health Care Providers & Services	6.91	6.72
Building Products	6.32	6.87
Entertainment	6.17	6.24
Software	5.95	6.10
Hotels, Restaurants & Leisure	5.20	5.02
Media	5.14	5.13
Specialty Retail	4.94	5.13
Biotechnology	4.63	4.24
Real Estate Management & Development	4.63	—
Insurance	4.50	—
Construction Materials	3.49	3.34
Machinery	3.24	3.28
Automobile Components	3.13	3.28
IT Services	2.84	3.05
Electric Utilities	2.38	3.67
Trading Companies & Distributors	2.18	2.12
Metals & Mining	2.15	—
Commercial Services & Supplies	2.04	2.93
Automobiles	1.69	1.72
Construction & Engineering	1.62	4.33
Textiles, Apparel & Luxury Goods	1.32	1.35
Ground Transportation	1.23	0.07
Capital Markets	0.66	—
Gas Utilities	0.36	0.35
Chemicals	0.26	0.36
Distributors	0.12	0.20
Air Freight & Logistics	0.09	0.04
Household Durables	0.09	4.73
Aerospace & Defense	—	2.08
Electronic Equipment, Instruments & Components	—	0.22
Energy Equipment & Services	—	0.18
Food Products	—	0.16
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026				December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$930,086,263	$922,726,956	83.18%	123.02%	$926,547,693	$922,106,713	83.07%	130.47%
Canada	93,107,826	94,428,332	8.51%	12.59%	96,593,415	97,826,849	8.81%	13.84%
Germany	85,187,488	84,834,907	7.65%	11.31%	85,032,755	86,857,421	7.83%	12.29%
Ireland	7,524,153	7,375,108	0.66%	0.98%	—	—	—	—
Luxembourg	—	—	—	—	1,980,476	1,999,950	0.18%	0.28%
United Kingdom	—	—	—	—	1,435,997	1,186,114	0.11%	0.17%
Total	$1,115,905,730	$1,109,365,303	100.00%	147.90%	$1,111,590,336	$1,109,977,047	100.00%	157.05%

The following tables present the fair value hierarchy of the Company’s investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$50,020,260	$1,019,374,124	$1,069,394,384
Second Lien Debt	—	—	27,091,046	27,091,046
Profit Participating Loan	—	—	7,375,108	7,375,108
Equity	—	—	733,312	733,312
Subtotal	$—	$50,020,260	$1,054,573,590	$1,104,593,850
Investment measured at net asset value(1)				4,771,453
Total investments				$1,109,365,303
(1)
The Company, as a practical expedient, estimates the fair value of its investments in KKR Tinder TFC Aggregator L.P. and KELS MM 2026-1 Designated Activity Company using the net asset value of the Company’s interest in the entities. As such, the fair value has not been classified within the fair value hierarchy.

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$63,686,105	$948,826,894	$1,012,512,999
Second Lien Debt	—	—	79,235,481	79,235,481
Equity	338,798	—	920,642	1,259,440
Subtotal	$338,798	$63,686,105	$1,028,983,017	$1,093,007,920
Investment measured at net asset value(1)				16,969,127
Total investments				$1,109,977,047
(1)
The Company, as a practical expedient, estimates the fair value of its investment in KKR Tinder TFC Aggregator L.P. using the net asset value of the Company’s interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2026 and June 30, 2025, respectively:

	First Lien Debt	Second Lien Debt	Profit Participating Loan	Equity	Total
Balance as of March 31, 2026	$967,207,290	$83,326,811	$—	$825,614	$1,051,359,715
Purchases of investments	94,091,024	—	7,524,153	—	101,615,177
Proceeds from principal pre-payments and sales of investments	(42,687,172)	(54,837,410)	—	—	(97,524,582)
Payment-in-kind	904,108	529,547	—	—	1,433,655
Net accretion of discount on investments	1,562,665	909,981	—	—	2,472,646
Net realized gain (loss)	824,306	542,945	—	—	1,367,251
Net change in unrealized appreciation/(depreciation)	(543,072)	(3,380,828)	(149,045)	(92,302)	(4,165,247)
Transfers into Level 3(1)	—	—	—	—	—
Transfers out of Level 3(1)	(1,985,025)	—	—	—	(1,985,025)
Balance as of June 30, 2026	$1,019,374,124	$27,091,046	$7,375,108	$733,312	$1,054,573,590

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$500,926	$(502,672)	$(149,045)	$(92,303)	$(243,094)

	First Lien Debt	Second Lien Debt	Profit Participating Loan	Equity	Total
Balance as of December 31, 2025	$948,826,894	$79,235,481	$—	$920,642	$1,028,983,017
Purchases of investments	169,514,463	—	7,524,153	—	177,038,616
Proceeds from principal pre-payments and sales of investments	(98,009,022)	(54,837,410)	—	—	(152,846,432)
Payment-in-kind	2,303,638	1,045,321	—	—	3,348,959
Net accretion of discount on investments	3,043,196	945,618	—	—	3,988,814
Net realized gain (loss)	1,055,355	542,945	—	—	1,598,300
Net change in unrealized appreciation/(depreciation)	(5,365,400)	159,091	(149,045)	(187,330)	(5,542,684)
Transfers into Level 3(1)	—	—	—	—	—
Transfers out of Level 3(1)	(1,995,000)	—	—	—	(1,995,000)
Balance as of June 30, 2026	$1,019,374,124	$27,091,046	$7,375,108	$733,312	$1,054,573,590

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(5,288,158)	$(999,201)	$(149,045)	$(187,330)	$(6,623,734)

Level 2 investments are valued using prices obtained from pricing services. Due to changes in the observability of certain valuation inputs period over period the Company had $(1,985,025) and $(1,995,000) in transfers between levels on a net basis during the three and six months ended June 30, 2026, respectively.

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

Level 2 investments are valued using prices obtained from pricing services. Due to changes in the observability of certain valuation inputs period over period the Company had $12,027,061 and $1,244,749 in transfers between levels on a net basis during the three and six months ended June 30, 2025, respectively.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of June 30, 2026 and December 31, 2025 were as follows:

Investment Type	Fair Value as of June 30, 2026	Valuation Technique	Unobservable Input	Range	Weighted Average (1)
Equity	$733,312	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	8.75%	8.75%
Profit Participating Loan	7,375,108	Recoverability Analysis	Recoverability Amount	N/A	N/A
Second Lien Debt	27,091,046	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	8.75%	8.75%
First Lien Debt	1,007,488,248	Discounted cash flow	Discount rate	7.87% - 28.21%	11.04%
	11,885,876	Market quotations	Broker quoted price	97.00 - 100.00	98.69
	1,054,573,590

(1)
Unobservable inputs were weighted by the relative fair value of investments.

Investment Type	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Equity	$920,642	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	9.00%	9.00%
Second Lien Debt	52,190,555	Discounted cash flow	Discount rate	11.73% - 11.73%	11.73%
	27,044,926	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	9.00%	9.00%
First Lien Debt	811,714,266	Discounted cash flow	Discount rate	8.61% - 20.14%	10.82%
	12,420,497	Market quotations	Broker quoted price	96.00 - 100.63	99.47
	124,692,131	Transactional Value(1)	N/A	N/A	N/A
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

The tables below present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$1,750,982	$—	$1,750,982	$95,433,389
Total Derivative assets at fair value	$—	$1,750,982	$—	$1,750,982	$95,433,389
Cash collateral received

Derivative Liabilities
Foreign currency forward contract	$—	$(8,452)	$—	$(8,452)	$1,192,273
Total Derivative liabilities at fair value	$—	$(8,452)	$—	$(8,452)	$1,192,273
Cash collateral posted				$2,110,000

	December 31, 2025
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivative assets at fair value	$—	$—	$—	$—	$—
Cash collateral received

Derivative Liabilities
Foreign currency forward contract	$—	$(168,270)	$—	$(168,270)	$87,359,985
Total Derivative liabilities at fair value	$—	$(168,270)	$—	$(168,270)	$87,359,985
Cash collateral posted				$2,500,000

In the tables above:

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2026 and June 30, 2025, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation)
Foreign currency forward contract	$116,175	$(371,995)	$1,910,800	$(1,053,020)
Net change in unrealized appreciation (depreciation)	$116,175	$(371,995)	$1,910,800	$(1,053,020)
Net realized gain (loss)
Foreign currency forward contract	$1,233,836	$(1,083,416)	$1,233,836	$(1,083,416)
Net realized gain (loss)	$1,233,836	$(1,083,416)	$1,233,836	$(1,083,416)

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

Note 6. Borrowings

On April 20, 2023, Subsidiary I entered into a credit agreement with Goldman Sachs Bank USA (as amended, restated, supplemented or otherwise modified from time to time, the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of June 30, 2026 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

On October 11, 2024, Subsidiary I entered into a First Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) with Subsidiary I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and calculation agent, GS ASL LLC, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. The A&R Credit Agreement amends and restates in its entirety the Secured Credit Facility entered into on April 20, 2023, by and among Subsidiary I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator.

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

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. In addition, under the Secured Credit Facility, Subsidiary I is required to utilize a minimum percentage of the financing commitments, (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of June 30, 2026 and December 31, 2025, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, Subsidiary I is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of Subsidiary I, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of Subsidiary I and on any payments received by Subsidiary I in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $408,400,000 and $412,500,000 on the consolidated statement of assets and liabilities as of June 30, 2026 and December 31, 2025, respectively, and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of Subsidiary I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following tables summarize the average debt outstanding and the interest rates on the Secured Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025, respectively:

	For the Three Months Ended June 30,
	2026	2025
Average Debt Outstanding	$380,079,121	$396,390,459
Effective Interest Rate	6.93%	7.40%
Weighted Average Interest Rate (1)	6.35%	6.88%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

	For the Six Months Ended June 30,
	2026	2025
Average Debt Outstanding	$402,158,398	$363,662,612
Effective Interest Rate	6.88%	7.56%
Weighted Average Interest Rate (1)	6.38%	6.93%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$6,017,014	$6,800,699
Minimum utilization fee	—	—
Non-utilization fees	303,134	261,902
Administration fee	48,038	50,099
Amortization of deferred financing costs	202,256	202,256
Total interest and credit facility fees	$6,570,442	$7,314,956

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$12,733,668	$12,490,085
Minimum utilization fee	—	—
Non-utilization fees	491,926	685,474
Administration fee	101,098	91,421
Amortization of deferred financing costs	402,290	366,452
Total interest and credit facility fees	$13,728,982	$13,633,432

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of June 30, 2026 and December 31, 2025, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2026	December 31, 2025
Unfunded delayed draw term loan commitments	$24,964,052	$16,810,100
Unfunded revolver obligations	17,815,469	13,739,442
Total Unfunded	$42,779,521	$30,549,542

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at June 30, 2026 and December 31, 2025, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of June 30, 2026	Fair Value as of June 30, 2026
ASI JBE Holdings LLC	Revolver	7/28/2031	2,011,043	(96,530)
Associations, Inc.	Delayed Draw Term Loan	7/2/2028	1,830,644	—
Associations, Inc.	Revolver	7/2/2028	3,119,449	—
BCPE HIPH Parent, Inc.	Delayed Draw Term Loan	7/5/2033	286,624	—
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	3,966,692	—
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(62,145)
MEI Buyer LLC	Revolver	6/29/2029	2,168,676	(11,060)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,214,850	(6,439)
Mood Media Borrower, LLC	Revolver	5/30/2030	3,919,619	(63,890)
Safari Borrower, LLC	Revolver	2/3/2031	4,007,311	—
Safari Borrower, LLC	Delayed Draw Term Loan	2/3/2031	17,665,242	(883)
Total Unfunded Balances			$42,779,521	$(240,947)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2025	Fair Value as of December 31, 2025
ASI JBE Holdings LLC	Delayed Draw Term Loan	7/28/2031	10,055,213	(201,104)
ASI JBE Holdings LLC	Revolver	7/28/2031	2,011,043	(40,221)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(36,251)
BP Loenbro Holdings Inc	Revolver	2/1/2029	2,568,807	—
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	5,244,103	—
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,214,849	(7,532)
MEI Buyer LLC	Revolver	6/29/2029	2,650,602	(23,590)
Mood Media Borrower, LLC	Revolver	5/30/2030	3,919,619	(37,236)
MRP Buyer, LLC	Delayed Draw Term Loan	6/4/2032	295,935	(2,693)
Total Unfunded Balances			$30,549,542	$(348,627)

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

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of June 30, 2026 and December 31, 2025, 20,023,983 and 18,600,752 Class I shares were owned by these affiliated feeder entities, respectively.

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	352,226	$7,031,500	1,875,664	$37,622,000	1,015,366	$20,354,100	4,517,006	$91,754,996
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	503,433	$9,973,011	524,658	$10,419,716	1,814,063	$36,362,571	1,435,593	$28,973,183
Share repurchases	(521,197)	$(10,408,310)	—	$—	(524,459)	$(10,473,683)	(736)	$(14,875)
Net increase (decrease)	334,462	$6,596,201	2,400,322	$48,041,716	2,304,970	$46,242,988	5,951,863	$120,713,304
Class S
Subscriptions	4,843	$96,535	2,874	$57,900	17,304	$346,535	2,874	$57,900
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	606	$11,994	57	$1,142	1,764	$35,288	57	$1,142
Share repurchases	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	5,449	$108,529	2,931	$59,042	19,068	$381,823	2,931	$59,042
Class D
Subscriptions	5,008	$100,000	—	$—	5,008	$100,000	—	$—
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	183	$3,620	—	$—	245	$4,873	—	$—
Share repurchases	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	5,191	$103,620	—	$—	5,253	$104,873	—	$—

There were no Class D shares outstanding during the three and six months ended June 30, 2025.

Net Asset Value per Share and Offering Price

The Administrator determines net asset value for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent net asset value per share available for each share class, which will be the prior calendar day net asset value per share (i.e. the prior month-end net asset value). The following tables summarize each month-end net asset value per share for Class I, Class S, and Class D Common Shares of beneficial interest during the six months ended June 30, 2026 and June 30, 2025:

	Net Asset Value Per Common Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$20.18	$20.14	$20.17
February 28, 2026	20.29	20.23	20.27
March 31, 2026(1)	20.00	19.98	19.99
April 30, 2026	20.16	20.12	20.16
May 31, 2026	19.81	19.79	19.82
June 30, 2026(1)	19.95	19.92	19.96

(1) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made from estimates to actuals.

	Net Asset Value Per Common Share
For the Months Ended	Class I	Class S
January 31, 2025	$20.37	$—
February 28, 2025	20.50	—
March 31, 2025(1)	20.07	—
April 30, 2025	20.15	20.15
May 31, 2025	19.86	19.85
June 30, 2025(1)	20.19	20.16

(1) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made from estimates to actuals.

There were no Class D shares outstanding during the six months ended June 30, 2025.

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

The following table summarizes the share repurchases completed for the six months ended June 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased (Class I)	Aggregate Dollar Amount of Shares Accepted for Repurchase
December 1, 2025(1)	December 31, 2025	$20.04	3,262	$65,373
March 3, 2026(2)	March 31, 2026	$19.97	521,197	10,408,310
June 1, 2026	June 30, 2026	$19.95	95,602	1,907,263
			620,061	$12,380,946

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

(3) On June 1, 2026, the Company commenced a quarterly Tender Offer, pursuant to which the Company offered to repurchase up to 1,862,316 Common Shares, representing 5.0% of the Company’s Common Shares outstanding as of March 31, 2026. On June 30, 2026, the quarterly Tender Offer expired, and 95,602 Common Shares were tendered for repurchase. On July 30, 2026, the Company accepted the 95,602 Common Shares for purchase. The purchase price of the Common Shares tendered is the Company’s net asset value per Common Share as of June 30, 2026, or $19.95 per Common Share.

The following table summarizes the share repurchases completed for the six months ended June 30, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased (Class I)	Aggregate Dollar Amount of Shares Accepted for Repurchase
November 29, 2024(1)	December 31, 2024	$20.22	736	$14,875
March 3, 2025	March 31, 2025	$20.07	—	—
May 30, 2025(2)	June 30, 2025	$20.18	26,300	530,729
			27,036	$545,604

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

The following tables summarize the distribution declarations and Common Shares issued pursuant to the DRP for the six months ended June 30, 2026 and June 30, 2025, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2026	May 13, 2026	June 26, 2026	$0.49	$18,086,460	503,433	$9,973,011
March 25, 2026	March 25, 2026	March 27, 2026	$0.51	$18,709,697	498,170	$10,107,861
November 12, 2025	November 28, 2025	January 27, 2026	$0.71	$23,043,963	812,460	$16,281,699
				$59,840,120	1,814,063	$36,362,571

Of the total distributions paid during the three and six months ended June 30, 2026, $8,113,449 and $23,477,549 was distributed in cash, respectively. Of the total distributions paid for the six months ended June 30, 2026, $6,762,264 was payable as of December 31, 2025.

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

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2026	May 13, 2026	June 26, 2026	$0.447	$28,858	606	$11,994
March 25, 2026	March 25, 2026	March 27, 2026	$0.467	$27,690	585	$11,828
November 12, 2025	November 28, 2025	January 27, 2026	$0.67	$20,940	573	$11,466
				$77,488	1,764	$35,288

Of the total distributions paid during the three and six months ended June 30, 2026, $16,864 and $42,200 was distributed in cash, respectively. Of the total distributions paid for the six months ended June 30, 2026, $9,474 was payable as of December 31, 2025.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$1,523	57	$1,142

Of the total distributions paid during the three and six months ended June 30, 2025, $381 was distributed in cash.

			Class D
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2026	May 13, 2026	June 26, 2026	$0.477	$3,620	183	$3,620
March 25, 2026	March 25, 2026	March 27, 2026	$0.497	$1,253	62	$1,253
				$4,873	245	$4,873

Of the total distributions paid during the three and six months ended June 30, 2026, $0 was distributed in cash.

There were no Class D shares outstanding during the six months ended June 30, 2025.

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

For the six months ended June 30, 2025, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. For the six months ended June 30, 2026, no such expense support was provided by the Advisor. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the six months ended June 30, 2026 and June 30, 2025, respectively:

	For the Six Months Ended June 30,
	2026		2025
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	0.92	$34,330,039	0.96	$26,919,693
Net realized gains	0.05	2,044,682	0.03	770,235
Distributions in excess of net investment income	0.01	421,436	0.03	973,290
Total	0.98	$36,796,157	1.02	$28,663,218

	For the Six Months Ended June 30,
	2026		2025
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.79	$51,812	0.33	$961
Net realized gains	0.05	3,497	—	—
Distributions in excess of net investment income	0.02	1,239	0.19	562
Total	0.86	$56,548	0.52	$1,523

	For the Six Months Ended June 30,
	2026		2025
	Class D		Class D
	Per Share	Amount	Per Share	Amount
Net investment income	0.59	$4,613	—	$—
Net realized gains	0.03	260	—	—
Distributions in excess of net investment income	—	—	—	—
Total	0.62	$4,873	—	$—

There were no Class D shares outstanding during the six months ended June 30, 2025.

Note 9. Financial Highlights

The following are financial highlights for the six months ended June 30, 2026 and June 30, 2025, respectively:

	Class I
	For the Six Months Ended June 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$20.04	$20.22
Results of operations:
Net investment income (loss)(1)	0.93	1.05
Net unrealized and realized gain (loss)(2)	(0.02)	0.01
Net increase (decrease) in net assets resulting from operations	0.91	1.06
Distribution declared (3)	(1.00)	(1.09)
Total increase (decrease) in net assets	(0.09)	(0.03)
Net asset value, end of period	$19.95	$20.19
Total return based on net asset value (4)	4.54%	5.24%
Shares outstanding, end of period	37,518,312	28,058,049

Ratios and supplemental data:
Net assets, end of period	$748,607,069	$566,362,224
Weighted-average net assets	740,845,432	517,456,718
Weighted-average shares outstanding	36,929,928	25,655,623
Ratio of net expenses to weighted average net assets(5)	7.42%	9.25%
Ratio of net investment income to weighted average net assets(5)	9.41%	10.56%
Portfolio turnover	17.15%	21.44%
Asset Coverage Ratio (6)	283.66%	223.91%

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

	Class S
	For the Six Months Ended June 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$20.02	$20.15
Results of operations:
Net investment income (loss)(1)	0.85	0.33
Net unrealized and realized gain (loss)(2)	(0.04)	0.21
Net increase (decrease) in net assets resulting from operations	0.81	0.54
Distribution declared (3)	(0.91)	(0.53)
Total increase (decrease) in net assets	(0.10)	0.01
Net asset value, end of period	$19.92	$20.16
Total return based on net asset value (4)	4.05%	2.68%
Shares outstanding, end of period	65,326	2,931

Ratios and supplemental data:
Net assets, end of period	$1,301,428	$59,082
Weighted-average net assets	1,227,298	58,039
Weighted-average shares outstanding	61,295	2,902
Ratio of net expenses to weighted average net assets(5)	8.28%	6.99%
Ratio of net investment income to weighted average net assets(5)	8.59%	7.07%
Portfolio turnover	17.15%	21.44%
Asset Coverage Ratio (6)	283.66%	223.91%

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

Class D
For the Six Months Ended June 30,
2026
Per Share Data:
Net asset value, beginning of period	$20.04
Results of operations:
Net investment income (loss)(1)	0.90
Net unrealized and realized gain (loss)(2)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.89
Distribution declared (3)	(0.97)
Total increase (decrease) in net assets	(0.08)
Net asset value, end of period	$19.96
Total return based on net asset value (4)	4.46%
Shares outstanding, end of period	7,772

Ratios and supplemental data:
Net assets, end of period	$155,097
Weighted-average net assets	102,273
Weighted-average shares outstanding	5,110
Ratio of net expenses to weighted average net assets(5)	7.65%
Ratio of net investment income to weighted average net assets(5)	9.21%
Portfolio turnover	17.15%
Asset Coverage Ratio (6)	283.66%

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

There were no Class D shares outstanding for the six months ended June 30, 2025.

Senior Securities

Information about our senior securities as of June 30, 2026 and December 31, 2025, are shown in the following table:

Class and period	Total Amount Outstanding	Asset Coverage Per Unit(1)	Involuntary Liquidating Preference Per Unit(2)	Market Value Per Unit(3)
June 30, 2026
Secured Credit Facility	$408,400,000	2,836.60	—	N/A
December 31, 2025
Secured Credit Facility	$412,500,000	2,713.40	—	N/A

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

Change in Custodian and Amendment to Secured Credit Facility

On July 1, 2026, the Company entered into a custody agreement (the “Custody Agreement”) with U.S. Bank Trust Company, National Association (“U.S. Bank”), pursuant to which U.S. Bank will serve as custodian and provide custody services to the Company. On July 1, 2026, the Company also entered into a document custody agreement (the “Document Custody Agreement”) with U.S. Bank, pursuant to which U.S. Bank will serve as the document custodian and provide custody services with respect to certain collateral held by the Company. Effective July 1, 2026, in conjunction with entering into the Custody Agreement and the Document Custody Agreement, the Company terminated its existing custody agreement with State Street Bank and Trust Company. On July 28, 2026, the Company entered into a separate custody agreement with U.S. Bank National Association pursuant to which U.S. Bank National Association will act as custodian of the Company’s cash and securities under the ISDA Master Agreement.

On July 1, 2026, in connection with the Company’s change in custodian, Subsidiary I entered into a Second Amendment to the A&R Credit Agreement (the “Second Amendment”) to, among other things, replace State Street Bank and Trust Company with U.S. Bank as collateral agent and collateral administrator, and with U.S. Bank National Association as collateral custodian and securities intermediary.

Distributions

On August 12, 2026, the Board of Trustees declared a distribution of $0.46 per Class I share, $0.417 per Class S share and $0.447 per Class D share for the third quarter of 2026, payable on September 25, 2026 to shareholders of record on August 12, 2026.

On August 12, 2026, the Board of Trustees declared a special distribution of $0.1722 per Class I share, $0.1722 per Class S share and $0.1722 per Class D share, payable on September 25, 2026 to shareholders of record on August 12, 2026. Of the special distribution declared on August 12, 2026, $0.0975 per share were derived from long-term capital gain as determined on a tax basis.

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

Financial and Operating Highlights

	At June 30, 2026	At December 31, 2025
Investment Portfolio	$1,109,365,303	$1,109,977,047
Net assets Class I Shares	$748,607,069	$705,791,670
Net assets Class S Shares	$1,301,428	$925,859
Net assets Class D Shares	$155,097	$50,495
Debt	$408,400,000	$412,500,000
Net asset value per share Class I Shares	$19.95	$20.04
Net asset value per share Class S Shares	$19.92	$20.02
Net asset value per share Class D Shares	$19.96	$20.04

	Portfolio Activity for the Six Months Ended June 30,
	2026	2025
Purchases during the period	$188,244,351	$422,242,769
Sales and principal repayments during the period	$192,197,490	$189,395,914
Net investments during the period	$(3,953,139)	$232,846,855
Number of portfolio companies at end of period	53	89
Weighted average contractual interest rate of investment commitments based on par	9.62%	10.61%

Portfolio and Investment Activity

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026		December 31, 2025
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
First Lien	$1,069,394,384	96.40%	$1,012,512,999	91.22%
Second Lien	27,091,046	2.44%	79,235,481	7.14%
Profit Participation Loan	7,375,108	0.66%	-	—
Equity	5,504,765	0.50%	18,228,567	1.64%
Total	$1,109,365,303	100.00%	$1,109,977,047	100.00%

As of June 30, 2026 and December 31, 2025, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2026 and June 30, 2025, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$31,265,696	$27,746,097	$61,948,473	$50,843,348
Less: Net expenses	13,960,228	13,120,063	27,562,009	23,922,694
Net investment income (loss)	17,305,468	14,626,034	34,386,464	26,920,654
Net realized gains (losses)	1,799,795	(561,667)	2,048,439	770,171
Net change in unrealized appreciation (depreciation)	(2,553,456)	3,994,306	(3,011,439)	(442,877)
Net increase (decrease) in net assets resulting from operations	$16,551,807	$18,058,673	$33,423,464	$27,247,948
Net investment income (loss) per share	$0.46	$0.52	$0.91	$0.96
Net increase (decrease) in net assets resulting from operations per share	$0.44	$0.64	$0.89	$0.97

Investment Income

The composition of our investment income for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$31,081,096	$27,213,943	$60,544,032	$49,784,982
Dividend income	81,202	465,869	1,235,758	914,203
Fee income	103,398	66,285	168,683	144,163
Total investment income	$31,265,696	$27,746,097	$61,948,473	$50,843,348

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest and credit facility fees	$6,368,186	$7,112,700	$13,326,692	$13,266,980
Management fees	2,335,901	1,691,116	4,604,485	3,195,349
Income incentive fee	2,476,139	2,095,341	4,896,337	3,772,701
Capital gain incentive fees	24,537	477,946	(117,515)	90,495
Professional fees	1,113,899	803,476	2,012,668	1,833,145
Amortization of continuous offering costs	63,303	176,479	149,702	472,216
Administrative services expense	322,649	266,046	645,299	501,124
Amortization of deferred financing costs	202,256	202,256	402,290	366,452
Reimbursable expenses to Advisor	609,277	—	609,277	—
Directors’ fees and expenses	105,136	100,000	205,136	200,000
Other expenses	338,945	194,703	827,638	386,356
Total expenses	13,960,228	13,120,063	27,562,009	24,084,818
Expense waiver	—	—	—	(162,124)
Net expenses	$13,960,228	$13,120,063	$27,562,009	$23,922,694

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and six months ended June 30, 2026 and June 30, 2025 were as follows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gains (losses)	$1,799,795	$(561,667)	$2,048,439	$770,171
Net change in unrealized gains (losses) on investments	(2,553,456)	3,994,306	(3,011,439)	(442,877)
Net realized and unrealized gains (losses)	$(753,661)	$3,432,639	$(963,000)	$327,294

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of June 30, 2026, we had $408.40 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 283.66%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Secured Credit Facility - On April 20, 2023, KLCC SPV GS1 LLC (“Subsidiary I”), a Delaware limited liability company and subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (as amended, restated, supplemented or otherwise modified from time to time, the “Secured Credit Facility”), which, as of June 30, 2026, allowed Subsidiary I to borrow up to

$500 million . The Secured Credit Facility will mature on May 1, 2030, unless terminated earlier as provided. Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of (i) with respect to which the BSL Percentage is 15% or higher on such day, 2.50% per annum and (ii) with respect to which the BSL Percentage is less than 15% on such day, 2.60% per annum. The estimated fair value of the Secured Credit Facility approximated the principal value of $408,400,000 and $412,500,000 on the consolidated statement of assets and liabilities as of June 30, 2026 and December 31, 2025, respectively, and is categorized as Level III under the Accounting Standards Codification (“ASC”) 820 fair value hierarchy. See Note 6 to the consolidated financial statements—“Borrowings” for additional information.

Borrowings of Subsidiary I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following table summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025, respectively:

	For the Three Months Ended June 30,
	2026	2025
Average Debt Outstanding	$380,079,121	$396,390,459
Effective Interest Rate	6.93%	7.40%
Weighted Average Interest Rate (1)	6.35%	6.88%
(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

	For the Six Months Ended June 30,
	2026	2025
Average Debt Outstanding	$402,158,398	$363,662,612
Effective Interest Rate	6.88%	7.56%
Weighted Average Interest Rate (1)	6.38%	6.93%
(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$6,017,014	$6,800,699
Minimum utilization fee	—	—
Non-utilization fees	303,134	261,902
Administration fee	48,038	50,099
Amortization of deferred financing costs	202,256	202,256
Total interest and credit facility fees	$6,570,442	$7,314,956

	For the Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$12,733,668	$12,490,085
Minimum utilization fee	—	—
Non-utilization fees	491,926	685,474
Administration fee	101,098	91,421
Amortization of deferred financing costs	402,290	366,452
Total interest and credit facility fees	$13,728,982	$13,633,432

Equity

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	352,226	$7,031,500	1,875,664	$37,622,000	1,015,366	$20,354,100	4,517,006	$91,754,996
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	503,433	$9,973,011	524,658	$10,419,716	1,814,063	$36,362,571	1,435,593	$28,973,183
Share repurchases	(521,197)	$(10,408,310)	—	$—	(524,459)	$(10,473,683)	(736)	$(14,875)
Net increase (decrease)	334,462	$6,596,201	2,400,322	$48,041,716	2,304,970	$46,242,988	5,951,863	$120,713,304
Class S
Subscriptions	4,843	$96,535	2,874	$57,900	17,304	$346,535	2,874	$57,900
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	606	$11,994	57	$1,142	1,764	$35,288	57	$1,142
Share repurchases	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	5,449	$108,529	2,931	$59,042	19,068	$381,823	2,931	$59,042
Class D
Subscriptions	5,008	$100,000	—	$—	5,008	$100,000	—	$—
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	183	$3,620	—	$—	245	$4,873	—	$—
Share repurchases	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	5,191	$103,620	—	$—	5,253	$104,873	—	$—

There were no Class D shares outstanding during the three and six months ended June 30, 2025.

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

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the six months ended June 30, 2026 and June 30, 2025, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2026	May 13, 2026	June 26, 2026	$0.49	$18,086,460	503,433	$9,973,011
March 25, 2026	March 25, 2026	March 27, 2026	$0.51	$18,709,697	498,170	$10,107,861
November 12, 2025	November 28, 2025	January 27, 2026	$0.71	$23,043,963	812,460	$16,281,699
				$59,840,120	1,814,063	$36,362,571

Of the total distributions paid during the six months ended June 30, 2026, $23,477,549 was distributed in cash.

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$14,563,609	524,658	$10,419,716
March 26, 2025	March 26, 2025	March 28, 2025	$0.56	$14,099,609	479,852	$9,836,970
November 12, 2024	November 29, 2024	January 28, 2025	$0.69	$13,468,268	431,083	$8,716,497
				$42,131,486	1,435,593	$28,973,183

Of the total distributions paid during the six months ended June 30, 2025, $13,158,303 was distributed in cash.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2026	May 13, 2026	June 26, 2026	$0.447	$28,858	606	$11,994
March 25, 2026	March 25, 2026	March 27, 2026	$0.467	$27,690	585	$11,828
November 12, 2025	November 28, 2025	January 27, 2026	$0.67	$20,940	573	$11,466
				$77,488	1,764	$35,288

Of the total distributions paid during the six months ended June 30, 2026, $42,200 was distributed in cash.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$1,523	57	$1,142

Of the total distributions paid during the three and six months ended June 30, 2025, $381 was distributed in cash.

			Class D
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
May 13, 2026	May 13, 2026	June 26, 2026	$0.477	$3,620	183	$3,620
March 25, 2026	March 25, 2026	March 27, 2026	$0.497	$1,253	62	$1,253
				$4,873	245	$4,873

Of the total distributions paid during the three months ended June 30, 2026, $0 was distributed in cash.

There were no Class D shares outstanding during the six months ended June 30, 2025.

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

For the six months ended June 30, 2025, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. For the six months ended June 30, 2026, no such expense support was provided by the Advisor. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the six months ended June 30, 2026 and June 30, 2025, respectively:

	For the Six Months Ended June 30,
	2026		2025
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	0.92	$34,330,039	0.96	$26,919,693
Net realized gains	0.05	2,044,682	0.03	770,235
Distributions in excess of net investment income	0.01	421,436	0.03	973,290
Total	0.98	$36,796,157	1.02	$28,663,218

	For the Six Months Ended June 30,
	2026		2025
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	0.79	$51,812	0.33	$961
Net realized gains	0.05	3,497	—	—
Distributions in excess of net investment income	0.02	1,239	0.19	562
Total	0.86	$56,548	0.52	$1,523

	For the Six Months Ended June 30,
	2026		2025
	Class D		Class D
	Per Share	Amount	Per Share	Amount
Net investment income	0.59	$4,613	—	$—
Net realized gains	0.03	260	—	—
Distributions in excess of net investment income	—	—	—	—
Total	0.62	$4,873	—	$—

There were no Class D shares outstanding during the six months ended June 30, 2025.

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

For the three months ended June 30, 2026 and June 30, 2025, the management fee was $2,335,901 and $1,691,116, respectively. For the six months ended June 30, 2026 and June 30, 2025, the management fee was $4,604,485 and $3,195,349, respectively. For the three months ended June 30, 2026 and June 30, 2025, income-based incentive fees were $2,476,139 and $2,095,341, respectively. For the six months ended June 30, 2026 and June 30, 2025, income-based incentive fees were $4,896,337 and $3,772,701, respectively. For the three months ended June 30, 2026 and June 30, 2025, the Company accrued capital gains incentive fees of $24,537 and $477,946, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company accrued capital gains incentive fees of $(117,515) and $90,495, respectively, of which none was payable on such date under the Advisory Agreement.

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

For the three months ended June 30, 2026 and June 30, 2025, the Company incurred $322,649 and $266,046, respectively, in expenses under the Administration Agreement. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred $645,299 and $501,124, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, there was $645,299 and $266,043, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2026, the total expense support provided by the Advisor since inception was $2,905,027. For the six months ended June 30, 2026, and June 30, 2025, the Advisor provided $0 and $162,124 of expense support, respectively.

Contractual Obligations

Other than payment of fees discussed in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of June 30, 2026. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2026 and December 31, 2025, we had $24,964,052 and $16,810,100 in unfunded delayed draw term loan commitments, respectively and $17,815,469 and $13,739,442 in unfunded revolver commitments, respectively.

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

Recent Developments

See “Note 10. Subsequent Events” to the consolidated financial statements for a summary of recent developments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2026, 95.31% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$32,106,762	$12,252,000	$19,854,762
Up 200 basis points	21,404,508	8,168,000	13,236,508
Up 100 basis points	10,702,254	4,084,000	6,618,254
Down 100 basis points	(10,358,330)	(4,084,000)	(6,274,330)
Down 200 basis points	(18,662,174)	(8,168,000)	(10,494,174)
Down 300 basis points	(22,889,042)	(12,252,000)	(10,637,042)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2026. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any pending or threatened material litigation.

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

There have been no material changes during the three months ended June 30, 2026 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report, or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description of Document

10.1	Custody Agreement, dated as of July 1, 2026, by and between Kennedy Lewis Capital Company and U.S. Bank Trust Company.(1)

10.2	Document Custody Agreement, dated as of July 1, 2026, by and between Kennedy Lewis Capital Company and U.S. Bank Trust Company.(2)

10.3

Second Amendment to First Amended and Restated Credit Agreement, dated as of July 1, 2026, by and among KLCC SPV GS1, as borrower, Kennedy Lewis Capital Company, as the investment manager, limited guarantor and equity holder thereunder, each of the lenders party thereto, Goldman Sachs Bank USA, as the syndication agent and as the calculation agent, GS ASL LLC, as the administrative agent, State Street Bank and Trust Company, as the resigning collateral agent, resigning collateral custodian, resigning collateral administrator and resigning securities intermediary, U.S. Bank Trust Company, National Association, as the successor collateral agent and as the successor collateral administrator, and U.S. Bank National Association, as the successor collateral custodian and as the successor securities intermediary.(3)

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

(1) Filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on July 7, 2026.

(2) Filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on July 7, 2026.

(3) Filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed on July 7, 2026.

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kennedy Lewis Capital Company

Date: August 13, 2026	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: August 13, 2026	By:	/s/ Gary Klayn
	Name:	Gary Klayn
	Title:	Chief Financial Officer