Form 10-Q
period 2026-09-30
Kennedy Lewis Capital Co
filed 2026-11-13
CIK 1911321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common shares of beneficial interest, $0.01 par value per share (“Common Shares”), outstanding as of November 13, 2026 was 43,874,620, 73,273 and 8,020 of Class I, Class S and Class D Common Shares, respectively.

Kennedy Lewis Capital Company

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kennedy Lewis Capital Company

Consolidated Statements of Assets and Liabilities

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,267,597,238 and $1,083,765,562 at September 30, 2026 and December 31, 2025, respectively)	$1,260,759,822	$1,082,011,479
Non-controlled/affiliated investments (cost of $34,382,887 and $0 at September 30, 2026 and December 31, 2025, respectively)	34,176,850	—
Controlled/affiliated investments (cost of $29,413,028 and $27,824,774 at September 30, 2026 and December 31, 2025, respectively)	27,546,605	27,965,568
Total investments at fair value	1,322,483,277	1,109,977,047
Cash and cash equivalents	3,089,104	60,216,576
Restricted cash and cash equivalents	35,300,168	32,440,987
Interest and fee receivable from non-controlled/non-affiliated investments	7,382,976	4,434,699
Interest and fee receivable from controlled/affiliated investments	304,280	294,412
Deferred financing costs (net of $2,619,431 and $2,009,531 in accumulated amortization at September 30, 2026 and December 31, 2025, respectively)	4,617,251	3,516,145
Deferred offering costs (net of $3,218,057 and $2,938,217 in accumulated amortization at September 30, 2026 and December 31, 2025, respectively)	366,383	125,546
Receivable for investments sold	5,872,487	3,168,206
Derivative assets at fair value (Note 5)	3,368,822	—
Other assets	321,519	98,038
Total assets	$1,383,106,267	$1,214,271,656

Liabilities
Secured Credit Facility (Note 6)	497,500,000	412,500,000
Repurchase Obligations (Note 6)	56,032,821	—
Distribution Payable	—	23,064,903
Payable for investments purchased	48,304,841	58,725,508
Interest and credit facility fees payable	5,017,995	4,540,264
Income incentive fee payable	2,459,877	2,403,708
Management fees payable	2,367,934	2,067,094
Deferred financing cost payable	2,556,250	1,350,000
Accrued capital gains incentive fee	32,527	614,035
Derivative liabilities at fair value (Note 5)	128,242	168,270
Due to Advisor and affiliates	257,348	266,043
Offering costs payable	337,986	31,644
Accrued expenses and other liabilities	1,798,892	1,772,163
Total liabilities	$616,794,713	$507,503,632

Commitments and contingencies (Note 7)

Net Assets
Common shares, $0.01 par value (38,812,792 and 35,262,120 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	388,128	352,621
Additional paid in capital	781,177,052	703,046,902
Distributable earnings (loss)	(15,253,626)	3,368,501
Total net assets	$766,311,554	$706,768,024
Total liabilities and net assets	$1,383,106,267	$1,214,271,656

The accompanying notes are an integral part of these consolidated financial statements.

Net Asset Value Per Share	September 30, 2026 (Unaudited)	December 31, 2025
Class I Shares
Net Assets	$764,708,718	$705,791,670
Common Shares Outstanding	38,731,499	35,213,342
Net Asset value per share	$19.74	$20.04
Class S Shares
Net Assets	$1,444,475	$925,859
Common Shares Outstanding	73,273	46,258
Net Asset value per share	$19.71	$20.02
Class D Shares
Net Assets	$158,361	$50,495
Common Shares Outstanding	8,020	2,520
Net Asset value per share	$19.75	$20.04

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$31,404,867	$35,881,191	$90,893,711	$85,666,174
Dividend income	272,284	464,628	1,508,042	1,378,831
Fee income	81,531	59,290	250,214	203,454
Total investment income from non-controlled/non-affiliated investments	$31,758,682	$36,405,109	$92,651,967	$87,248,459
From controlled/affiliated investments
Interest income	556,742	262,928	1,611,930	262,928
Total investment income from controlled/affiliated investments	556,742	262,928	1,611,930	262,928
Total investment income	32,315,424	36,668,037	94,263,897	87,511,387

Expenses:
Interest and credit facility fees	7,870,719	7,879,439	21,197,412	21,146,419
Management fees	2,367,934	1,848,394	6,972,420	5,043,743
Income incentive fee	2,459,877	3,147,865	7,356,214	6,920,566
Capital gain incentive fees (reversal)	(463,993)	(461,675)	(581,508)	(371,180)
Professional fees	1,045,814	772,831	3,058,482	2,605,977
Amortization of continuous offering costs	130,138	96,807	279,840	569,023
Administrative services expense	257,347	266,043	902,646	767,167
Amortization of deferred financing costs	207,610	204,479	609,900	570,931
Reimbursable expenses to Advisor	—	209,870	609,277	209,870
Directors’ fees and expenses	104,867	100,000	310,003	300,000
Other expenses	646,844	317,676	1,474,480	704,031
Total expenses	14,627,157	14,381,729	42,189,166	38,466,547
Expenses waived by the Advisor (Note 3)	—	—	—	(162,124)
Net expenses	14,627,157	14,381,729	42,189,166	38,304,423
Net investment income	17,688,267	22,286,308	52,074,731	49,206,964

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	167,285	(9,096,076)	(1,592,730)	(10,744,325)
Non-controlled/affiliated investments	(56,991)	—	(206,036)	—
Controlled/Affiliated investments	(820,686)	931,336	(2,007,218)	931,336
Derivative instruments (Note 5)	1,498,051	177,725	3,408,850	(875,296)
Foreign currency transactions	(1,672,507)	(63,631)	(3,499,154)	2,194,761
Net change in unrealized appreciation (depreciation)	(884,848)	(8,050,646)	(3,896,288)	(8,493,524)
Realized gain (loss):
Non-controlled/non-affiliated investments	(1,604,785)	4,306,119	(893,676)	6,144,647
Derivative instruments (Note 5)	(331)	—	1,233,505	(1,083,416)
Foreign currency transactions	1,059,154	(369)	1,162,649	14,689
Net realized gain (loss)	(545,962)	4,305,750	1,502,478	5,075,920
Net realized and unrealized gain (loss)	(1,430,810)	(3,744,896)	(2,393,810)	(3,417,604)
Net increase (decrease) in net assets resulting from operations	$16,257,457	$18,541,412	$49,680,921	$45,789,360

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025(1)	2026	2025(1)
Operations:
Net investment income	$17,688,267	$22,286,308	$52,074,731	$49,206,964
Net realized gain (loss)	(545,962)	4,305,750	1,502,478	5,075,920
Net change in unrealized appreciation (depreciation)	(884,848)	(8,050,646)	(3,896,288)	(8,493,524)
Net increase (decrease) in net assets resulting from operations	16,257,457	18,541,412	49,680,921	45,789,360

Capital transactions:
Class I
Proceeds from issuance of common shares	11,364,533	34,395,000	31,718,633	126,149,996
Distribution of earnings	(23,843,557)	(16,020,938)	(60,639,714)	(44,684,156)
Repurchase of common shares	(1,907,263)	(530,729)	(12,380,946)	(545,604)
Reinvestments of distributions	14,260,782	11,784,619	50,623,353	40,757,802
Net increase (decrease) from share transactions	(125,505)	29,627,952	9,321,326	121,678,038
Class S
Proceeds from issuance of common shares	140,000	373,250	486,535	431,150
Distribution of earnings	(40,841)	(8,784)	(97,389)	(10,307)
Repurchase of common shares	—	—	—	—
Reinvestments of distributions	16,849	3,542	52,137	4,684
Net increase (decrease) from share transactions	116,008	368,008	441,283	425,527
Class D
Proceeds from issuance of common shares	—	—	100,000	—
Distribution of earnings	(4,812)	—	(9,685)	—
Repurchase of common shares	—	—	—	—
Reinvestments of distributions	4,812	—	9,685	—
Net increase (decrease) from share transactions	—	—	100,000	—
Total increase (decrease) in net assets	16,247,960	48,537,372	59,543,530	167,892,925
Net Assets, beginning of period	750,063,594	566,421,306	706,768,024	447,065,753
Net Assets, end of period	$766,311,554	$614,958,678	$766,311,554	$614,958,678

(1) There were no Class D shares outstanding during the three and nine months ended September 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$49,680,921	$45,789,360
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change unrealized (appreciation) depreciation on non-controlled/non-affiliated investments	1,592,730	10,744,325
Net change unrealized (appreciation) depreciation on non-controlled/affiliated investments	206,036	—
Net change unrealized (appreciation) depreciation on controlled/affiliated investments	2,007,218	(931,336)
Net change unrealized (appreciation) depreciation on derivative instruments	(3,408,850)	875,296
Net change unrealized (appreciation) depreciation on foreign currency	3,499,154	(2,194,761)
Net realized (gain) loss on non-controlled/non-affiliated investments	893,676	(6,144,647)
Net realized (gain) loss on derivative instruments	(1,233,505)	1,083,416
Net realized (gain) loss on foreign currency	(1,162,649)	(14,689)
Payment-in-kind interest capitalized	(6,268,103)	(4,321,405)
Net accretion of discount and amortization of premium	(5,417,571)	(9,411,671)
Amortization of deferred financing costs	609,900	570,931
Amortization of offering costs	279,840	569,023
Purchases of investments	(462,790,341)	(633,689,223)
Cash settlement of derivatives	1,343,492	(1,091,562)
Proceeds from sale of investments and principal repayments	254,823,633	377,329,070
Changes in operating assets and liabilities:
Interest receivable	(2,958,145)	(189,809)
Receivable for investments sold	(2,704,281)	(2,394,769)
Due from Advisor	—	74,454
Other assets	(223,481)	(95,137)
Payable for investments purchased	(10,420,667)	11,710,302
Due to Advisor and affiliates	(8,695)	205,710
Management fee payable	300,840	530,997
Income incentive fee payable	56,169	1,713,460
Accrued capital gains incentive fee	(581,508)	(371,180)
Interest and credit facility fees payable	852,723	1,157,901
Accrued expenses and other liabilities	26,729	859,682
Net cash provided by (used in) operating activities	(181,004,735)	(207,636,262)
Cash flows from financing activities:
Proceeds from Secured Credit Facility	246,566,000	230,619,000
Repayment of Secured Credit Facility	(161,566,000)	(128,804,745)
Proceeds from Repurchase Obligations	55,657,829	—
Deferred financing cost paid	(504,756)	(75,000)
Distributions paid in cash	(33,126,516)	(17,400,245)
Deferred offering costs paid	(214,335)	(340,793)
Proceeds from issuance of common shares	32,305,168	126,581,146
Redemptions paid in cash	(12,380,946)	(545,604)
Net cash provided by (used in) financing activities	126,736,444	210,033,759
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,268,291)	2,397,497
Cash, cash equivalents and restricted cash, beginning of period	92,657,563	37,743,294
Cash, cash equivalents and restricted cash, end of period	$38,389,272	$40,140,791

Supplemental information and non-cash activities:
Cash paid for interest	20,719,681	19,988,518
Restructuring of portfolio investments	—	23,085,896
Reinvestment of distributions	50,685,175	40,762,486
Accrued but unpaid deferred financing cost	1,431,250	—
Accrued but unpaid deferred offering cost	337,986	16,428

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

December 31, 2024

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments

September 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—non-controlled/non-affiliated(4) Equity Investments
Commercial Services & Supplies
KKR Tinder TFC Aggregator L.P.	7/27/2023				201,336	$201,336	$2,727,415	0.36
Total Commercial Services & Supplies						$201,336	$2,727,415	0.36%

Total Investments—non-controlled/non-affiliated(4) Equity Investments						$201,336	$2,727,415	0.36%
Total Equity Investments						$201,336	$2,727,415	0.36%

First Lien Debt Aerospace & Defense
Galileo Parent, Inc. (9)	8/19/2026	S+4.25%	8.32%	3/3/2033	1,496,250	1,505,487	1,499,183	0.20
Golden State Foods LLC (9)	8/18/2026	S+3.50%	7.57%	12/4/2031	997,494	1,001,177	995,309	0.13
Midwest Air Traffic Control Service, Inc. (5)(14)	8/21/2026	S+7.50%	11.39%	8/21/2031	15,817,333	15,506,241	15,520,758	2.03
Midwest Air Traffic Control Service, Inc. (5)(6)	8/21/2026	S+7.50%	11.24%	8/21/2031	1,749,100	986,112	983,140	0.13
Total Aerospace & Defense						$18,999,017	$18,998,390	2.49%

Air Freight & Logistics
Echo Global Logistics, Inc. (9)	8/18/2026	S+4.50%	8.40%	6/2/2032	997,494	992,560	990,840	0.13
GB AIT Buyer, Inc. (9)	4/23/2026	S+4.25%	8.07%	4/29/2033	1,000,000	990,446	1,000,340	0.13
LaserShip, Inc. (9)	4/13/2023	S+4.50%	8.84%	8/10/2029	435,065	415,224	46,117	0.01
Total Air Freight & Logistics						$2,398,230	$2,037,297	0.27%

Automobile Components
Form Technologies LLC (9)	3/11/2025	S+5.75%	9.48%	7/19/2030	2,476,212	2,427,020	2,440,629	0.32
Jump Auto Holdings LLC (5)(9)	9/27/2024	S+6.75%	10.82%	9/30/2029	30,074,461	29,661,957	28,273,001	3.69
Power Stop, LLC (9)	6/7/2024	S+4.50%	8.42%	1/26/2029	3,906,760	3,821,150	3,660,165	0.48
Total Automobile Components						$35,910,127	$34,373,795	4.49%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Automobiles
Mister Car Wash Holdings, Inc. (7)(9)	9/18/2026	S+3.00%	6.90%	9/19/2033	1,200,000	1,194,000	1,196,748	0.16
Total Automobiles						$1,194,000	$1,196,748	0.16%

Biotechnology
Future Pak, LLC (5)(9)	9/23/2025	S+6.25%	10.25%	3/21/2030	49,205,367	48,846,077	49,992,653	6.52
Total Biotechnology						$48,846,077	$49,992,653	6.52%

Building Products
Globe Electric Company Inc (5)(8)(9)(10)	7/25/2024	S+6.00%	9.74%	7/25/2029	41,590,378	41,323,150	41,827,443	5.46
HP PHRG Borrower, LLC (9)	2/14/2025	S+4.00%	8.07%	2/20/2032	997,475	987,695	990,303	0.13
Wyndham Home Products LLC (5)(9)	10/11/2024	S+6.25%	10.15%	10/11/2031	29,151,885	28,691,055	25,746,945	3.36
Total Building Products						$71,001,900	$68,564,691	8.95%

Chemicals
Innophos Holdings, Inc. (5)(9)	8/18/2026	S+4.25%	8.27%	3/16/2029	997,333	993,667	992,347	0.13
Rohm Holding GmbH (9)	8/13/2024	S+5.50%/.25% PIK	9.45%	1/31/2029	2,954,817	2,892,283	2,908,396	0.38
Total Chemicals						$3,885,950	$3,900,743	0.51%

Chemicals, Plastics, & Rubber
LSF12 Phoenix HoldCo, LLC (7)(9)	8/18/2026	S+4.50%	8.40%	2/23/2031	981,006	983,458	978,553	0.13
Total Chemicals, Plastics, & Rubber						$983,458	$978,553	0.13%

Commercial Services & Supplies
A. B. Boyd Co. (9)	5/8/2026	S+4.50%	8.26%	11/14/2031	1,987,500	1,874,391	1,952,719	0.25
Discovery Purchaser Corporation (9)	4/29/2026	S+3.75%	7.48%	10/4/2029	995,006	987,170	990,598	0.13
IMA Financial Group, Inc. (7)(9)	8/18/2026	S+3.25%	7.15%	8/12/2033	1,000,000	1,001,250	1,000,280	0.13
J-O Building Company LLC (5)(9)	6/28/2023	S+6.75%	10.82%	5/25/2028	11,340,953	11,273,269	10,972,372	1.43
LRS Holdings, LLC (7)(9)	8/18/2026	S+3.75%	7.65%	7/29/2033	1,000,000	1,005,000	1,000,630	0.13
Total Commercial Services & Supplies						$16,141,080	$15,916,599	2.07%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Construction & Engineering
MEI Buyer LLC (5)(9)	6/12/2023	S+4.25%	8.15%	6/29/2029	14,765,036	14,528,003	14,691,211	1.92
MEI Buyer LLC (5)(6)	6/12/2023	S+4.25%	8.14%	6/29/2029	2,409,639	207,904	229,880	0.03
MEI Buyer LLC (5)	6/12/2023	S+4.25%	8.14%	6/29/2029	2,361,446	2,342,817	2,349,639	0.31
MEI Buyer LLC (5)(6)	6/12/2023	S+4.25%	8.04%	6/29/2029	1,614,739	399,888	391,815	0.05
Trilon Group, LLC (7)(9)	8/18/2026	S+3.50%	7.25%	5/26/2033	1,422,122	1,425,678	1,422,578	0.19
Trilon Group, LLC (6)(7)(9)	8/18/2026	S+3.50%	—	5/26/2033	77,878	195	25	0.00
Total Construction & Engineering						$18,904,485	$19,085,148	2.50%

Construction Materials
ASI JBE Holdings LLC (5)	7/28/2025	S+6.25%/2.00% PIK	12.15%	7/28/2031	33,352,518	32,786,987	29,550,331	3.86
ASI JBE Holdings LLC (5)	7/28/2025	S+6.25%/2.00% PIK	12.15%	7/28/2031	8,071,174	7,938,438	7,151,060	0.93
BCPE HIPH Parent, Inc. (9)	6/25/2026	S+4.00%	7.73%	7/5/2033	2,713,376	2,700,102	2,724,392	0.36
BCPE HIPH Parent, Inc. (6)(9)	6/25/2026	S+4.00%	—	7/5/2033	286,624	—	1,164	0.00
Total Construction Materials						$43,425,527	$39,426,947	5.15%

Containers & Packaging
BCPE Empire Holdings, Inc. (9)	8/18/2026	S+3.25%	7.15%	12/11/2030	1,496,193	1,485,180	1,444,455	0.19
Berlin Packaging L.L.C. (7)(9)	8/18/2026	S+3.25%	7.32%	6/7/2031	997,481	994,987	989,332	0.13
Total Containers & Packaging						$2,480,167	$2,433,787	0.32%

Distributors
American Auto Auction Group, LLC (7)(9)	4/28/2023	S+4.50%	8.57%	5/28/2032	2,126,599	2,122,551	2,122,048	0.28
Centric Brands LLC (5)(7)	9/9/2026	12.00%	12.00%	10/30/2031	29,537,820	28,651,685	28,651,685	3.74
Total Distributors						$30,774,236	$30,773,733	4.02%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Electric Utilities
Bayonne Energy Center, LLC (9)	9/22/2025	S+3.00%	6.75%	10/1/2032	4,291,853	4,272,787	4,305,286	0.56
Birdsboro Power LLC (5)(9)	9/30/2025	S+3.75%	7.82%	7/15/2033	4,333,333	4,312,028	4,333,333	0.57
Clean Energy Future-Trumbull, LLC (9)	8/18/2026	S+3.00%	7.07%	4/29/2033	393,000	393,486	392,835	0.05
CPV Shore Holdings, LLC (9)	1/24/2025	S+3.25%	7.15%	2/4/2032	3,238,501	3,212,184	3,249,285	0.42
EE TLB Borrower, LLC (7)(9)	9/29/2026	S+3.75%	7.53%	10/28/2032	1,000,000	995,000	998,750	0.13
Hallador Energy Company (5)(8)	9/15/2026	S+8.00%	11.89%	9/14/2029	27,412,057	26,736,769	26,726,755	3.49
Hallador Energy Company (5)(6)(8)	9/15/2026	S+8.00%	0.00%	9/14/2029	2,492,005	(59,562)	(62,300)	(0.01)
MRP Buyer, LLC (9)	5/23/2025	S+3.25%	7.32%	6/4/2032	3,210,286	3,154,462	3,203,609	0.42
West Deptford Energy Holdings, LLC (5)(9)	1/27/2025	S+4.00%	7.90%	7/24/2032	7,254,510	7,223,374	7,254,510	0.95
Total Electric Utilities						$50,240,528	$50,402,063	6.58%

Electronic Equipment, Instruments & Components
Dresser Utility Solutions, LLC (5)(7)(9)	8/18/2026	S+3.25%	7.15%	7/28/2031	860,870	866,250	865,174	0.11
Dresser Utility Solutions, LLC (5)(6)(7)(9)	8/18/2026	S+3.25%	—	7/28/2031	139,130	870	696	0.00
Total Electronic Equipment, Instruments & Components						$867,120	$865,870	0.11%

Entertainment
Mood Media Borrower, LLC (5)(9)	5/30/2025	S+6.75%	10.65%	5/30/2030	68,207,902	67,166,813	67,157,500	8.76
Mood Media Borrower, LLC (5)(6)	5/30/2025	S+6.75%	10.65%	5/30/2030	5,226,159	1,230,008	1,226,841	0.16
Total Entertainment						$68,396,821	$68,384,341	8.92%

Food Products
Treehouse Foods, Inc. (9)	8/18/2026	S+3.75%	7.65%	2/3/2033	1,000,000	1,004,954	997,660	0.13
Total Food Products						$1,004,954	$997,660	0.13%

Gas Utilities
Long Ridge Energy LLC (9)	2/7/2025	S+4.50%	8.57%	2/19/2032	3,940,000	3,907,617	3,940,000	0.51
Total Gas Utilities						$3,907,617	$3,940,000	0.51%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Ground Transportation
FTAI Infrastructure Inc. (5)(8)	2/25/2026	9.75%	9.75%	2/1/2028	12,803,048	12,530,134	12,847,858	1.68
Odyssey Logistics & Technology Corporation (9)	7/20/2023	S+4.50%	8.40%	10/12/2027	970,000	968,879	824,500	0.11
Total Ground Transportation						$13,499,013	$13,672,358	1.79%

Health Care Providers & Services
Charlotte Buyer, Inc. (9)	6/17/2026	S+4.50%	8.27%	6/30/2031	2,000,000	1,990,293	2,003,500	0.26
Endo1 Partners, LLC (5)(9)	5/23/2025	S+7.50/.475% PIK	11.04%	5/23/2030	75,082,221	73,835,770	74,575,416	9.73
Heartland Dental, LLC (7)(9)	8/18/2026	S+3.00%	6.82%	8/25/2032	1,496,250	1,503,731	1,492,270	0.19
Total Health Care Providers & Services						$77,329,794	$78,071,186	10.18%

Health Care Technology
Athena Health Group Inc. (9)	8/18/2026	S+3.25%	7.15%	2/13/2032	997,500	998,729	995,555	0.13
Total Health Care Technology						$998,729	$995,555	0.13%

Hotels, Restaurants & Leisure
CC Interholdings LLC (5)(9)	12/19/2024	S+5.00%	8.90%	12/31/2029	22,789,151	22,590,119	22,789,151	2.97
CC Interholdings LLC (5)(6)(9)	12/19/2024	S+5.00%	8.90%	12/31/2029	10,020,268	6,323,387	6,389,736	0.83
Flynn Restaurant Group LP (9)	4/29/2026	S+3.75%	7.65%	1/28/2032	994,950	991,407	934,427	0.12
Total Hotels, Restaurants & Leisure						$29,904,913	$30,113,314	3.92%

Household Durables
Hunter Douglas Inc. (9)	4/29/2026	S+3.00%	7.07%	1/17/2032	994,937	987,876	995,474	0.13
Total Household Durables						$987,876	$995,474	0.13%

Independent Power and Renewable Electricity Producers
Frontera Generation Holdings LLC (5)(9)	7/31/2026	S+5.00%	8.82%	7/31/2031	69,174,233	67,827,747	67,849,546	8.85
Red Oak Power, LLC (5)(9)	9/22/2025	S+5.25%	9.32%	9/22/2031	84,381,831	82,920,929	82,171,027	10.71
Total Independent Power and Renewable Electricity Producers						$150,748,676	$150,020,573	19.56%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Insurance
Safari Borrower, LLC (5)(9)	2/3/2026	S+5.75%	9.50%	2/3/2031	49,801,261	49,349,872	49,791,301	6.50
Safari Borrower, LLC (5)(6)	2/3/2026	S+5.75%	0.00%	2/3/2031	17,665,242	(38,359)	(3,533)	0.00
Safari Borrower, LLC (5)(6)	2/3/2026	S+5.75%	0.00%	2/3/2031	4,007,311	(34,806)	—	0.00
Total Insurance						$49,276,707	$49,787,768	6.50%

IT Services
Best Practices Associates, L.L.C. (5)(9)	11/8/2024	S+6.75%	10.65%	11/8/2029	32,280,444	31,502,575	32,022,201	4.18
Best Practices Associates, L.L.C. (5)(6)	11/8/2024	S+6.75%	—	11/8/2029	2,589,371	(56,283)	(20,715)	0.00
Total IT Services						$31,446,292	$32,001,486	4.18%

Machinery
Cleanova US Holdings LLC (9)	5/22/2025	S+4.75%	8.61%	6/14/2032	1,980,000	1,920,245	1,972,575	0.26
Dune Acquisition, Inc. (5)(9)	8/20/2024	S+6.25%	10.15%	11/20/2030	32,442,631	31,952,077	32,402,078	4.23
Gloves Buyer, Inc. (9)	8/18/2026	S+3.75%	7.65%	5/21/2032	1,000,000	1,003,691	999,840	0.13
Total Machinery						$34,876,013	$35,374,493	4.62%

Media
Igloo Group Parent, Inc. (5)(9)	12/23/2025	S+5.00%	9.07%	12/23/2031	59,433,110	56,196,164	56,835,883	7.42
Total Media						$56,196,164	$56,835,883	7.42%

Metals & Mining
Jennmar Intermediate III, LLC (5)(9)	5/26/2026	S+5.00%	9.26%	12/16/2030	23,929,151	23,583,318	23,630,037	3.08
Total Metals & Mining						$23,583,318	$23,630,037	3.08%

Oil, Gas & Consumable Fuels
Drubit LLC (5)(9)	2/20/2025	S+5.50%	9.40%	1/31/2031	60,859,165	59,904,402	60,326,647	7.85
Limetree Bay Terminals, LLC (5)(9)	2/13/2024	S+4.50%/1% PIK	9.25%	12/11/2026	25,259,841	25,148,902	25,177,747	3.29
Limetree Bay Terminals, LLC (5)(9)	2/13/2024	S+6.50%/2% PIK	12.25%	2/12/2029	13,754,572	13,566,079	14,055,109	1.83
Total Oil, Gas & Consumable Fuels						$98,619,383	$99,559,503	12.97%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Personal Care Products
KDC/ONE Development Corporation, Inc. (8)(9)	8/18/2026	S+4.50%	8.40%	8/15/2031	1,500,000	1,509,211	1,502,250	0.20
Total Personal Care Products						$1,509,211	$1,502,250	0.20%

Professional Services
Allium Buyer LLC (5)(7)(9)	8/28/2026	S+4.25%	8.30%	8/3/2029	2,000,000	2,000,000	2,002,500	0.26
Berkeley Research Group Holdings, LLC (7)(9)	8/18/2026	S+3.25%	7.32%	5/1/2032	997,481	1,003,715	998,728	0.13
Genuine Financial Holdings LLC (7)(9)	8/18/2026	S+3.25%	7.15%	9/30/2030	997,462	984,994	980,754	0.13
Total Professional Services						$3,988,709	$3,981,982	0.52%

Real Estate Management & Development
Associations, Inc. (5)(9)	6/12/2026	S+6.50%	10.52%	7/2/2028	49,224,029	49,224,029	49,322,477	6.44
Associations, Inc. (5)(6)	6/12/2026	S+6.50%	10.52%	7/2/2028	3,862,408	2,228,751	2,236,476	0.29
Associations, Inc. (5)(6)	6/12/2026	S+6.50%	—	7/2/2028	3,119,449	—	6,239	0.00
Real Remax Group Inc. (5)(8)(14)	8/24/2026	S+5.50%	9.40%	8/22/2031	57,089,573	55,962,824	55,990,598	7.30
Total Real Estate Management & Development						$107,415,604	$107,555,790	14.03%

Software
Harris Computer Germany HoldCo GmbH (5)(8)(9)(11)	12/18/2025	E+4.30%	6.96%	6/18/2030	66,403,373	67,770,113	65,589,652	8.56
Total Software						$67,770,113	$65,589,652	8.56%

Specialty Retail
Array Midco, Corp. (5)(8)(9)(10)	12/31/2024	S+6.50%	10.58%	12/31/2029	39,899,670	39,333,600	39,899,670	5.20
Array Midco, Corp. (5)(8)(10)	12/31/2024	P+5.50%	12.50%	12/31/2029	12,653,793	12,470,588	12,653,793	1.65
Spencer Spirit IH LLC (9)	6/25/2024	S+4.00%	7.74%	7/15/2031	1,960,000	1,957,387	1,964,900	0.26
Sweetwater Borrower, LLC (5)(7)(9)	8/18/2026	S+3.25%	7.15%	2/17/2033	982,249	988,388	979,793	0.13
Total Specialty Retail						$54,749,963	$55,498,156	7.24%

Textiles, Apparel & Luxury Goods
IBG Borrower LLC (5)(9)	11/20/2023	S+5.00%	9.22%	8/22/2031	9,250,000	9,183,299	9,030,313	1.18
IBG Borrower LLC (5)(9)	11/20/2023	S+5.00%	9.22%	8/22/2031	5,717,528	5,616,203	5,581,736	0.73
Marquee Brands Intermediate Holdings II LLC (9)	8/14/2026	S+5.25%	8.98%	8/12/2033	1,000,000	985,158	1,001,880	0.13
Total Textiles, Apparel & Luxury Goods						$15,784,660	$15,613,929	2.04%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Trading Companies & Distributors
Lincoln Metal Shop, Inc. (5)	5/31/2023	S+6.00% PIK	10.21%	6/7/2027	28,523,376	28,407,686	24,030,944	3.14
Total Trading Companies & Distributors						$28,407,686	$24,030,944	3.14%

Transportation Infrastructure
VRS Buyer, Inc. (7)(9)	8/19/2026	S+3.50%	7.57%	10/12/2032	940,538	941,713	933,484	0.12
VRS Buyer, Inc. (6)(7)(9)	8/19/2026	S+3.50%	—	10/12/2032	57,099	71	(428)	0.00
Total Transportation Infrastructure						$941,784	$933,056	0.12%

Total First Lien Debt						$1,267,395,902	$1,258,032,407	164.16%

Total Investments—non-controlled/non- affiliated						$1,267,597,238	$1,260,759,822	164.52%

Investments—non-controlled/affiliated(4) Profit Participation Loan
Capital Markets
KELS MM 2026-1 Designated Activity Company (5)(8)(12)(15)(16)	4/17/2026			12/31/2036	34,382,887	34,382,887	34,176,850	4.46
Total Capital Markets						$34,382,887	$34,176,850	4.46%

Total Investments—non-controlled/affiliated(4) Profit Participation Loan						$34,382,887	$34,176,850	4.46%
Total Profit Participating Loan						$34,382,887	$34,176,850	4.46%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

Portfolio Company(1)	Original Purchase Date	Reference Rate and Spread(2)	Interest Rate(2)	Maturity Date	Par Amount/ Units	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments—controlled/affiliated(4) Equity Investments
Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(8)(17)	8/12/2025				34,060	1,584,471	438,012	0.06
Total Hotels, Restaurants & Leisure						$1,584,471	$438,012	0.06%

Total Investments—controlled/affiliated(4) Equity Investments						$1,584,471	$438,012	0.06%
Total Equity Investments						$1,584,471	$438,012	0.06%

Second Lien Debt Hotels, Restaurants & Leisure
IC 3700 Flamingo Road LLC (5)(17)	8/12/2025	10.00% PIK	10.00%	5/10/2028	22,021,602	27,828,557	27,108,593	3.54
Total Hotels, Restaurants & Leisure						$27,828,557	$27,108,593	3.54%

Total Second Lien Debt						$27,828,557	$27,108,593	3.54%

Total Investments—controlled/ affiliated						$29,413,028	$27,546,605	3.60%

Total Investments Portfolio						$1,331,393,153	$1,322,483,277	172.58%

Cash Equivalents
First American Government Obligations Fund Class X (13)						30,236,445	30,236,445	3.95
Total Cash Equivalents						$30,236,445	$30,236,445	3.95%
Total Portfolio Investments and Cash Equivalents						$1,361,629,598	$1,352,719,722	176.53%
Liabilities in excess of Other Assets							$(586,408,168)	(76.53)%
Net Assets							$766,311,554	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either EURIBOR (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement and S loans are typically indexed to 6 month, 3 month or 1 month E or S rates. As of September 30, 2026, rates for the 6 month, 3 month and 1 month E are 3.07%, 2.62%, and 2.50%, respectively. As of September 30, 2026, 6 month, 3 month and 1 month S are 4.27%, 4.08% and 3.91%, respectively. As of September 30, 2026, the rate for P is 7.00%
(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
(4)
Unless otherwise indicated, issuers of debt investments held by the Company are denominated in U.S. Dollars. All debt and equity investments are income producing unless otherwise indicated.
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
(7)
Position or portion thereof is unsettled as of September 30, 2026.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets totaled 21.08% of the Company’s total assets.
(9)
Investment is pledged as collateral for the Secured Credit Facility. See Note 6, Borrowings, for details.
(10)
The issuer of this investment is domiciled in Canada.
(11)
The issuer of this investment is domiciled in Germany and the investment is denominated in Euro and translated to USD as of September 30, 2026.
(12)
The issuer of this investment is domiciled in Ireland.
(13)
The annualized seven-day yield as of September 30, 2026 is 3.70%.
(14)
This investment is pledged as collateral in a repurchase agreement.
(15)
The issuer is a designated activity company incorporated under the laws of Ireland for the purposes of purchasing and holding certain interests in certain securities, investments and other financial assets.
(16)
Denotes investments in which the Company is an affiliated person due to directly or indirectly owning, controlling, or holding with power to vote or more of the outstanding voting securities of the investment but not controlling the company. Transactions for the nine months ended September 30, 2026 in which the portfolio company is deemed to be a non-controlled/affiliated investment were as follows:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/(Depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Dividend and Interest Income
Non-controlled/affiliated Profit Participation Loan
KELS MM 2026-1 Designated Activity Company	$—	$34,382,886	$—	$(206,036)	$—	$34,176,850	$—
Total Non-controlled/affiliated	$—	$34,382,886	$—	$(206,036)	$—	$34,176,850	$—

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

(17)
As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns or owns with affiliates more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the nine months ended September 30, 2026 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation/(Depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Dividend and Interest Income
Controlled/affiliated Second Lien Debt
IC 3700 Flamingo Road LLC	$27,044,926	$1,588,255	$—	$(1,524,588)	$—	$27,108,593	$1,611,930
Equity
IC 3700 Flamingo Road LLC	920,642	—	—	(482,630)	—	438,012	—
Total Controlled/Affiliated	$27,965,568	$1,588,255	$—	$(2,007,218)	$—	$27,546,605	$1,611,930

The accompanying notes are an integral part of these consolidated financial statements.

Kennedy Lewis Capital Company

Consolidated Schedule of Investments (continued)

September 30, 2026

(Unaudited)

Foreign Currency Forward Contract
Counterparty		Currency Purchased		Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Goldman Sachs Bank USA	USD	94,589,427	EUR	80,915,638	11/30/2026	$2,835,390
Goldman Sachs Bank USA	EUR	17,203,393	USD	19,669,278	11/30/2026	$(128,242)
Goldman Sachs Bank USA	USD	2,267,737	EUR	1,969,462	1/11/2027	$26,461
Goldman Sachs Bank USA	USD	15,766,439	EUR	13,415,963	2/25/2027	$470,063
Goldman Sachs Bank USA	USD	8,781,892	GBP	6,590,538	1/27/2027	$36,907

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

The Company is externally managed by Kennedy Lewis Capital Holdings LLC (the “Advisor”), a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment advisory agreement between the Company and the Advisor (the “Advisory Agreement”). Kennedy Lewis Management LP (“Kennedy Lewis Management,” and together with the Advisor and its affiliates, “Kennedy Lewis”) is registered with the SEC as an investment adviser under the Advisers Act. The Advisor has entered into a resource sharing agreement with Kennedy Lewis Management, pursuant to which Kennedy Lewis Management makes certain personnel and resources available to the Advisor to provide certain investment advisory services to the Company. Kennedy Lewis Management serves as the Company’s administrator (in such capacity, the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”).

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

On December 9, 2022, the Company established KLCC SPV GS1 LLC (“Subsidiary I”), a wholly-owned financing subsidiary and Delaware limited liability company, for the purpose of holding pledged investments as collateral under a Secured Credit Facility, as defined in Note 6—Borrowings. Subsidiary I is a disregarded entity for tax purposes.

On January 10, 2023, the Company established KLCC Blocker LLC (“Subsidiary II”), a wholly-owned subsidiary and Delaware limited liability company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. Subsidiary II has filed an election to be treated as a corporation for tax purposes.

On March 20, 2026, the Company and certain affiliated entities established KL European Solutions ICAV (the “ICAV”), an Irish collective asset-management vehicle with segregated liability between sub-funds. On April 17, 2026, the Company invested in KL European Solutions Fund 5 ("Subsidiary III"), a closed‑ended, loan‑originating sub‑fund of the ICAV of which the Company is the sole investor. The Company consolidates Subsidiary III. On April 17, 2026, Subsidiary III issued a profit participating loan to a designated activity company (the "DAC"), which is designed to provide the Company with subordinated, indirect exposure to a portfolio of loans to companies domiciled in Europe. The profit participating loan issued to the DAC is accounted for at fair value in Investments at fair value: Non-controlled/affiliated investments on the Consolidated Statement of Assets and Liabilities.

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

Cash, Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consist of money market investments with original maturities of three months or less that are readily convertible to cash and are classified as Level 1 investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. Cash equivalents are carried at cost, which approximates fair value. As of September 30, 2026 and December 31, 2025, we had $27,312,903 and $29,940,987, respectively, of restricted cash and cash equivalents related to collateral held for the Secured Credit Facility (as defined below) and presented in the consolidated statements of assets and liabilities. As of September 30, 2026, we had $3,335,366 of restricted cash and cash equivalents related to collateral held for our Repurchase obligations. These are further discussed in Note 6. As of September 30, 2026 and December 31, 2025, we had $4,651,899 and $2,500,000, respectively, of restricted cash and cash equivalents related to collateral held to meet the requirements of our ISDA Master Agreement (as defined below). This is further discussed in Note 5.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will not be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and collection is deemed likely. As of September 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

Repurchase Obligations

Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC Topic 860, Transfers and Servicing (“ASC Topic 860”). The investment subject to the repurchase agreement remains on the Company’s Consolidated Statements of Assets and Liabilities, and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligations are reported on the Company’s Consolidated Statements of Operations within Interest and credit facility fees.

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

The Company includes net realized gains (losses) and net change in unrealized appreciation (depreciation) on investments held resulting from foreign exchange rate fluctuations on the Consolidated Statements of Operations within Foreign currency transactions.

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

For the Company’s tax period of the nine months ended September 30, 2026 and September 30, 2025, Subsidiary II activity did not result in a material provision for income taxes.

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

In September 2026, the FASB issued ASU 2026-03 "Fair Value Measurement (Topic 820): Investment Companies With Equity Securities Subject to Contractual Sale Restrictions", which requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of any discount attributable to such restrictions. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The amendments are required to be applied prospectively, with any adjustment upon adoption recognized in current-period earnings. The Company is currently assessing the impact of the guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Base Management Fee

The Company pays the Advisor a management fee equal to an annual rate of 1.25% of the average of the Company’s net assets, at the end of the two most recently completed quarters. Subsequent to any listing of the Common Shares on a national securities exchange (“Exchange Listing”), the Company will pay the Advisor a base management fee calculated at an annual rate of 1.25% of the Company’s average gross assets at the end of the two most recently completed quarters. The Base Management Fee is payable quarterly in arrears. For the three months ended September 30, 2026 and September 30, 2025, the Company incurred Base Management Fees of $2,367,934 and $1,848,394, respectively. For the nine months ended September 30, 2026 and September 30, 2025 the Company incurred Base Management Fees of $6,972,420 and $5,043,743, respectively.

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

For the three months ended September 30, 2026 and September 30, 2025, the Company incurred Income-Based Incentive Fees of $2,459,877 and $3,147,865, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company incurred Income-Based Incentive Fees of $7,356,214 and $6,920,566, respectively.

Capital Gains Incentive Fee. The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP (the “Capital Gains Incentive Fee”). Subsequent to any Exchange Listing, the Company will pay the Advisor the Income-Based Incentive Fee and Capital Gains Incentive Fee described above except that all of the 12.5% figures referenced therein will be increased to 15.0%.

In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative realized capital gains and realized capital losses and the cumulative unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Advisor are consistent with the Advisory Agreement and are based only on actual realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. For the three months ended September 30, 2026 and September 30, 2025, the Company reversed previously accrued capital gains incentive fees of $(463,993) and $(461,675), respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company reversed previously accrued capital gains incentive fees of $(581,508) and $(371,180), respectively, of which none was currently payable on such dates under the Advisory Agreement.

Administration Agreement

Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include responsibility for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Effective July 1, 2026, the Administrator retained HedgeServ (Cayman) Ltd., a Limited Company incorporated in the Cayman Islands (the “Sub-Administrator”), as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of the Company’s Chief Financial Officer and their staff as well as the Sub-Administrator’s fees.

For the three months ended September 30, 2026 and September 30, 2025, the Company incurred $257,347 and $266,043, respectively, in expenses under the Administration Agreement. For the nine months ended September 30, 2026 and September 30, 2025, the Company incurred $902,646 and $767,167, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, there was $257,348 and $266,043, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

SEC Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price and quantity are the only negotiated terms. On August 13, 2026, the Company received an updated form of co-investment relief from the SEC to allow certain affiliated private funds and investment vehicles to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Co-Investment Order”). The Co-Investment Order, which supersedes the co-investment order issued to the Company on March 6, 2023, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to the Company and that the Company considers the interests of the Company and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for the Company and each other participating affiliated entity. The requirements of the Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with the Company and other affiliated 1940 Act-regulated funds that rely on the Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to the Company or otherwise impact the process for allocations in transactions in which the Company participates..

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

For the three months ended September 30, 2026 and September 30, 2025, the Company accrued $2,921 and $549 of distribution and shareholder servicing fees attributable to Class S shares and $97 and $0 of distribution and shareholder servicing fees attributable to Class D shares, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company accrued $8,099 and $631 of distribution and shareholder servicing fees attributable to Class S shares and $223 and $0 of distribution and shareholder servicing fees attributable to Class D shares, respectively. Distribution and shareholder servicing fees are recorded in Other Expenses in the Company’s Consolidated Statements of Operations.

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

For the three months ended September 30, 2026 and September 30, 2025, the Advisor provided no expense support. For the nine months ended September 30, 2026 and September 30, 2025, the Advisor provided $0 and $162,124 of expense support, respectively.

As of September 30, 2026 and December 31, 2025, the Company had no obligation to make a Reimbursement Payment under the Expense Support Agreement. The cumulative amount incurred from formation that is subject to future potential reimbursement is $2,136,939.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

Note 4. Investments and Fair Value Measurements

The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,267,395,902	$1,258,032,407	95.13%	$1,014,538,515	$1,012,512,999	91.22%
Second lien debt	27,828,557	27,108,593	2.05%	79,589,151	79,235,481	7.14%
Profit Participation Loan	34,382,887	34,176,850	2.58%	—	—	—
Equity	1,785,807	3,165,427	0.24%	17,462,670	18,228,567	1.64%
Total investments	$1,331,393,153	$1,322,483,277	100.00%	$1,111,590,336	$1,109,977,047	100.00%

The industry composition of investments based on fair value as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Independent Power and Renewable Electricity Producers	11.35%	7.83%
Real Estate Management & Development	8.14	—
Oil, Gas & Consumable Fuels	7.53	9.26
Health Care Providers & Services	5.90	6.72
Building Products	5.19	6.87
Entertainment	5.18	6.24
Software	4.97	6.10
Hotels, Restaurants & Leisure	4.37	5.02
Media	4.31	5.13
Specialty Retail	4.20	5.13
Electric Utilities	3.82	3.67
Biotechnology	3.80	4.24
Insurance	3.77	—
Construction Materials	2.99	3.34
Machinery	2.68	3.28
Automobile Components	2.61	3.28
Capital Markets	2.59	—
IT Services	2.42	3.05
Distributors	2.33	0.20
Trading Companies & Distributors	1.82	2.12
Metals & Mining	1.79	—
Construction & Engineering	1.45	4.33
Aerospace & Defense	1.44	2.08
Commercial Services & Supplies	1.23	2.93
Textiles, Apparel & Luxury Goods	1.18	1.35
Ground Transportation	1.04	0.07
Chemicals	0.30	0.36
Gas Utilities	0.30	0.35
Professional Services	0.30	—
Containers & Packaging	0.18	—
Air Freight & Logistics	0.16	0.04
Personal Care Products	0.11	—
Automobiles	0.10	1.72
Household Durables	0.08	4.73
Health Care Technology	0.08	—
Food Products	0.08	0.16
Chemicals, Plastics, & Rubber	0.07	—
Electronic Equipment, Instruments & Components	0.07	0.22
Transportation Infrastructure	0.07	—
Energy Equipment & Services	—	0.18
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026				December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,134,603,603	$1,126,833,620	85.21%	147.05%	$926,547,693	$922,106,713	83.07%	130.47%
Canada	94,636,550	95,883,155	7.25%	12.51%	96,593,415	97,826,849	8.81%	13.84%
Germany	67,770,113	65,589,652	4.96%	8.56%	85,032,755	86,857,421	7.83%	12.29%
Ireland	34,382,887	34,176,850	2.58%	4.46%	—	—	—	—
Luxembourg	—	—	—	—	1,980,476	1,999,950	0.18%	0.28%
United Kingdom	—	—	—	—	1,435,997	1,186,114	0.11%	0.17%
Total	$1,331,393,153	$1,322,483,277	100.00%	172.58%	$1,111,590,336	$1,109,977,047	100.00%	157.05%

The following tables present the fair value hierarchy of the Company’s investment portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$65,041,936	$1,192,990,471	$1,258,032,407
Second Lien Debt	—	—	27,108,593	27,108,593
Profit Participating Loan	—	—	34,176,850	34,176,850
Equity	—	—	438,012	438,012
Subtotal	$—	$65,041,936	$1,254,713,926	$1,319,755,862
Investment measured at net asset value(1)				2,727,415
Total investments				$1,322,483,277
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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2026 and September 30, 2025, respectively:

	First Lien Debt	Second Lien Debt	Profit Participating Loan	Equity	Total
Balance as of June 30, 2026	$1,019,374,124	$27,091,046	$7,375,108	$733,312	$1,054,573,590
Purchases of investments	222,158,618	—	26,858,733	—	249,017,351
Proceeds from principal pre-payments and sales of investments	(48,836,465)	—	—	—	(48,836,465)
Payment-in-kind	2,252,742	542,933	—	—	2,795,675
Net accretion of discount on investments	1,303,279	—	—	—	1,303,279
Net realized gain (loss)	1,067,807	—	—	—	1,067,807
Net change in unrealized appreciation/(depreciation)	(4,249,829)	(525,386)	(56,991)	(295,300)	(5,127,506)
Transfers into Level 3	7,483,571	—	—	—	7,483,571
Transfers out of Level 3	(7,563,376)	—	—	—	(7,563,376)
Balance as of September 30, 2026	$1,192,990,471	$27,108,593	$34,176,850	$438,012	$1,254,713,926

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(2,949,087)	$(525,386)	$(56,991)	$(295,300)	$(3,826,764)

	First Lien Debt	Second Lien Debt	Profit Participating Loan	Equity	Total
Balance as of December 31, 2025	$948,826,894	$79,235,481	$—	$920,642	$1,028,983,017
Purchases of investments	384,273,346	—	34,382,886	—	418,656,232
Proceeds from principal pre-payments and sales of investments	(147,284,311)	(54,837,410)	—	—	(202,121,721)
Payment-in-kind	4,556,380	1,588,254	—	—	6,144,634
Net accretion of discount on investments	4,344,185	945,618	—	—	5,289,803
Net realized gain (loss)	2,123,162	542,945	—	—	2,666,107
Net change in unrealized appreciation/(depreciation)	(9,746,207)	(366,295)	(206,036)	(482,630)	(10,801,168)
Transfers into Level 3	7,892,022	—	—	—	7,892,022
Transfers out of Level 3	(1,995,000)	—	—	—	(1,995,000)
Balance as of September 30, 2026	$1,192,990,471	$27,108,593	$34,176,850	$438,012	$1,254,713,926

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(8,001,797)	$(1,524,588)	$(206,036)	$(482,630)	$(10,215,051)

Level 2 investments are valued using prices obtained from pricing services. Due to changes in the observability of certain valuation inputs period over period the Company had $(79,805) and $5,897,022 in transfers between levels on a net basis during the three and nine months ended September 30, 2026, respectively.

	First Lien Debt	Second Lien Debt	Equity	Total
Balance as of June 30, 2025	$782,432,231	$76,975,283	$—	$859,407,514
Purchases of investments	186,110,074	4,123,951	—	190,234,025
Proceeds from principal pre-payments and sales of investments	(140,086,461)	—	—	(140,086,461)
Payment-in-kind	1,111,037	560,323	—	1,671,360
Net accretion of discount on investments	4,439,973	104,320	—	4,544,293
Net realized gain (loss)	4,293,409	81,024	—	4,374,433
Net change in unrealized appreciation/(depreciation)	(5,727,835)	(1,453,832)	(119,210)	(7,300,877)
Transfers into Level 3	2,003,760	—	1,584,471	3,588,231
Transfers out of Level 3	(14,913,684)	(1,584,471)	—	(16,498,155)
Balance as of September 30, 2025	$819,662,504	$78,806,598	$1,465,261	$899,934,363

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(2,841,395)	$812,792	$(119,210)	$(2,147,813)

	First Lien Debt	Second Lien Debt	Second Lien Debt	Total
Balance as of December 31, 2024	$531,672,622	$75,443,518	$—	$607,116,140
Purchases of investments	525,369,095	4,397,712	—	529,766,807
Proceeds from principal pre-payments and sales of investments	(249,895,176)	—	—	(249,895,176)
Payment-in-kind	2,124,737	2,149,094	—	4,273,831
Net accretion of discount on investments	8,266,518	460,319	—	8,726,837
Net realized gain (loss)	6,215,743	81,024	—	6,296,767
Net change in unrealized appreciation/(depreciation)	(2,462,842)	(2,140,598)	(119,210)	(4,722,650)
Transfers into Level 3	3,396,713	—	1,584,471	4,981,184
Transfers out of Level 3	(5,024,906)	(1,584,471)	—	(6,609,377)
Balance as of September 30, 2025	$819,662,504	$78,806,598	$1,465,261	$899,934,363

Net change in unrealized appreciation (depreciation) on Level 3 investments still held at the end of the period	$(686,150)	$205,783	$(119,210)	$(599,577)

Level 2 investments are valued using prices obtained from pricing services. Due to changes in the observability of certain valuation inputs period over period the Company had $(12,909,924) and $(1,628,193) in transfers between levels on a net basis during the three and nine months ended September 30, 2025, respectively.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of September 30, 2026 and December 31, 2025 were as follows:

Investment Type	Fair Value as of September 30, 2026	Valuation Technique	Unobservable Input	Range	Weighted Average (2)
Equity	$438,012	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	8.75%	8.75%
Profit Participating Loan	34,176,850	Recovery Analysis	Recoverable Amount	N/A	N/A
Second Lien Debt	27,108,593	Market Approach	EBITDA Multiple	12.50x - 13.50x	13.00x
		Income Approach	Discount rate	8.75%	8.75%
First Lien Debt(3)	1,034,766,699	Discounted cash flow	Discount rate	8.18% - 14.63%	11.02%
	86,479,280	Recovery Analysis	EBITDA Multiple	6.75x - 8.25x	7.5x
		Recovery Analysis	Revenue Multiple	0.173x - 0.198x	.19x
		Income Approach	Discount rate	13.24% - 14.15%	13.70%
	55,316,140	Transactional Value(1)	N/A	N/A	N/A
	16,428,352	Market quotations	Broker quoted price	99.50 - 100.50	99.99
	1,254,713,926

(1)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio companies since the transaction date.
(2)
Unobservable inputs were weighted by the relative fair value of investments.
(3)
During the nine months ended September 30, 2026, the Company changed the valuation technique for certain first lien debt investments, with a fair value of $86.5 million as of September 30, 2026. The technique changed from an income approach to a recovery analysis. The recovery analysis is used to determine fair value when there is insufficient coverage of the investment's enterprise value through the respective investment ’s position in the capital structure.

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

The fair value of foreign currency contracts is included within Derivative assets at fair value and Derivative liabilities at fair value, respectively, in the Consolidated Statements of Assets and Liabilities.

The tables below present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$3,368,822	$—	$3,368,822	$121,405,495
Total Derivative assets at fair value	$—	$3,368,822	$—	$3,368,822	$121,405,495
Cash collateral received

Derivative Liabilities
Foreign currency forward contract	$—	$(128,242)	$—	$(128,242)	$19,669,278
Total Derivative liabilities at fair value	$—	$(128,242)	$—	$(128,242)	$19,669,278
Cash collateral posted				$4,651,899

	December 31, 2025
Derivative Assets	Level 1	Level 2	Level 3	Total Fair Value	Notional
Foreign currency forward contract	$—	$—	$—	$—	$—
Total Derivative assets at fair value	$—	$—	$—	$—	$—
Cash collateral received

Derivative Liabilities
Foreign currency forward contract	$—	$(168,270)	$—	$(168,270)	$87,359,985
Total Derivative liabilities at fair value	$—	$(168,270)	$—	$(168,270)	$87,359,985
Cash collateral posted				$2,500,000

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities not designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2026 and September 30, 2025, respectively. The unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on Derivative instruments in the Consolidated Statements of Operations. The realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Foreign currency and other transactions in the Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation)
Foreign currency forward contract	$1,498,051	$177,725	$3,408,850	$(875,296)
Net change in unrealized appreciation (depreciation)	$1,498,051	$177,725	$3,408,850	$(875,296)
Net realized gain (loss)
Foreign currency forward contract	$(331)	$—	$1,233,505	$(1,083,416)
Net realized gain (loss)	$(331)	$—	$1,233,505	$(1,083,416)

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

Note 6. Borrowings

On April 20, 2023, Subsidiary I entered into a credit agreement with Goldman Sachs Bank USA (as amended, restated, supplemented or otherwise modified from time to time, the “Secured Credit Facility”). The maximum principal amount of the Secured Credit Facility as of September 30, 2026 is $500 million, which can be drawn in U.S. dollars subject to certain conditions.

On October 11, 2024, Subsidiary I entered into a First Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) that amends and restates in its entirety the Secured Credit Facility entered into on April 20, 2023, by and among Subsidiary I, as borrower, the lenders from time to time parties thereto, Goldman Sachs Bank USA, as syndication agent and administrative agent, State Street Bank and Trust Company, as collateral agent, collateral custodian and collateral administrator. On September 28, 2026, Subsidiary I entered into a Third Amendment to the A&R Credit Agreement (the “Third Amendment”) with Subsidiary I, as borrower, the Company, as the investment manager, limited guarantor and equity holder thereunder, each of the lenders party thereto, Goldman Sachs Bank USA, as the syndication agent and as the calculation agent, and GS ASL LLC, as the administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent and U.S. Bank National Association as collateral custodian and Securities Intermediary, which amends the Secured Credit Facility to, among other things, (i) increase the financing limit under the Secured Credit Facility from $500,000,000 to $550,000,000, (ii) extend the Reinvestment Period from May 1, 2028 to September 28, 2029, (iii) extend the Scheduled Maturity Date from May 1, 2030 to September 28, 2031 and (iv) change the spread charged on borrowings under the Secured Credit Facility from a range of 2.50% to 2.60% (prior to the Third Amendment) to 2.25% (on and after the Third Amendment).

Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of 2.25% per annum. In addition, under the Secured Credit Facility, Subsidiary I is required to utilize a minimum percentage of the financing commitments, (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee (“Minimum Utilization Fee”). As of September 30, 2026 and December 31, 2025, there were no unused amounts subject to the Minimum Utilization Fee. Additionally, Subsidiary I is required to pay non-utilization fees (“Non-Utilization Fees”), on an amount equal to the excess (if any) of (x) the Adjusted Maximum Facility Amount in effect on such day over (y) the greater of the Minimum Utilization Amount and the Loan Amount on such day at a rate of 1.00% per annum. Each defined term without definition in this paragraph shall have the meaning ascribed to such term in the Secured Credit Facility.

The Secured Credit Facility contains customary covenants, including certain limitations on the activities of Subsidiary I, including limitations on incurrence of incremental indebtedness, and customary events of default. The Secured Credit Facility is secured by a perfected first priority security interest in the assets of Subsidiary I and on any payments received by Subsidiary I in respect of those assets. Assets pledged to the lenders under the Secured Credit Facility will not be available to pay the other debts of the Company. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements under the Secured Credit Facility.

The estimated fair value of the Secured Credit Facility approximated the principal value of $497,500,000 and $412,500,000 on the consolidated statement of assets and liabilities as of September 30, 2026 and December 31, 2025, respectively, and is categorized as Level III under the ASC 820 fair value hierarchy.

Borrowings of Subsidiary I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following tables summarize the average debt outstanding and the interest rates on the Secured Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025, respectively:

	For the Three Months Ended September 30,
	2026	2025
Average Debt Outstanding	$450,491,304	$433,564,896
Effective Interest Rate	6.78%	7.40%
Weighted Average Interest Rate (1)	6.43%	7.01%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

	For the Nine Months Ended September 30,
	2026	2025
Average Debt Outstanding	$418,446,410	$387,219,426
Effective Interest Rate	6.85%	7.50%
Weighted Average Interest Rate (1)	6.41%	6.96%

(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the three and nine months ended September 30, 2026 and September 30, 2025, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$7,307,475	$7,654,260
Minimum utilization fee	—	—
Non-utilization fees	130,689	169,779
Administration fee	57,563	55,400
Amortization of deferred financing costs	207,610	204,479
Total interest and credit facility fees	$7,703,337	$8,083,918

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$20,041,144	$20,144,345
Minimum utilization fee	—	—
Non-utilization fees	622,615	855,253
Administration fee	158,661	146,821
Amortization of deferred financing costs	609,900	570,931
Total interest and credit facility fees	$21,432,320	$21,717,350

Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into secured borrowing agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, up to 60 days from the date it was sold (each a “Repurchase Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the investments financed by these Repurchase Transactions remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligations”). Outstanding Repurchase Obligations are presented on the Company's Consolidated Statements of Assets and Liabilities as Repurchase obligations. Repurchase Obligations are secured by the respective investment or short-term investment that is the subject of the repurchase agreement including $3,335,366 of restricted cash and cash equivalents. Interest expense associated with the Repurchase Obligations is reported on the Company’s Consolidated Statements of Operations within Interest and credit facility fees.

Interest under the applicable Repurchase Transactions was calculated at the 3-month term SOFR rate in effect at the time of the borrowing, plus the applicable margin of 3.30%.

As of September 30, 2026, the Company had $56,032,821 of outstanding Repurchase Obligations.

For the three and nine months ended September 30, 2026, $374,992 of interest expense was incurred related to the secured borrowings.

Note 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. As of September 30, 2026 and December 31, 2025, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any pending or threatened material litigation.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2026	December 31, 2025
Unfunded delayed draw term loan commitments	$27,197,017	$16,810,100
Unfunded revolver obligations	16,452,010	13,739,442
Total Unfunded	$43,649,027	$30,549,542

The Consolidated Schedule of Investments include certain delayed draw and revolving loan facilities with unfunded balances at September 30, 2026 and December 31, 2025, as follows:

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of September 30, 2026	Fair Value as of September 30, 2026
Associations, Inc.	Revolver	7/2/2028	3,119,449	6,239
Associations, Inc.	Delayed Draw Term Loan	7/2/2028	1,633,657	3,267
BCPE HIPH Parent, Inc.	Delayed Draw Term Loan	7/5/2033	286,624	1,164
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(20,715)
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	3,630,532	—
Dresser Utility Solutions, LLC	Delayed Draw Term Loan	7/28/2031	139,130	696
Hallador Energy Company	Delayed Draw Term Loan	9/14/2029	2,492,005	(62,300)
MEI Buyer LLC	Revolver	6/29/2029	2,087,468	(9,602)
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,214,850	(6,074)
Midwest Air Traffic Control Service, Inc.	Revolver	8/21/2031	728,792	(15,487)
Mood Media Borrower, LLC	Revolver	5/30/2030	3,919,619	(59,774)
Safari Borrower, LLC	Delayed Draw Term Loan	2/3/2031	17,665,242	(3,533)
Safari Borrower, LLC	Revolver	2/3/2031	4,007,311	—
Trilon Group, LLC	Delayed Draw Term Loan	5/26/2033	77,878	25
VRS Buyer, Inc.	Delayed Draw Term Loan	10/12/2032	57,099	(428)
Total Unfunded Balances			$43,649,027	$(166,522)

Issuer	Commitment Type	Commitment Expiration Date	Unfunded Commitment as of December 31, 2025	Fair Value as of December 31, 2025
ASI JBE Holdings LLC	Delayed Draw Term Loan	7/28/2031	10,055,213	(201,104)
ASI JBE Holdings LLC	Revolver	7/28/2031	2,011,043	(40,221)
Best Practices Associates, L.L.C.	Revolver	11/8/2029	2,589,371	(36,251)
BP Loenbro Holdings Inc	Revolver	2/1/2029	2,568,807	—
CC Interholdings LLC	Delayed Draw Term Loan	12/31/2029	5,244,103	—
MEI Buyer LLC	Delayed Draw Term Loan	6/29/2029	1,214,849	(7,532)
MEI Buyer LLC	Revolver	6/29/2029	2,650,602	(23,590)
Mood Media Borrower, LLC	Revolver	5/30/2030	3,919,619	(37,236)
MRP Buyer, LLC	Delayed Draw Term Loan	6/4/2032	295,935	(2,693)
Total Unfunded Balances			$30,549,542	$(348,627)

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

On June 24, 2024, the Company received a notice of effectiveness related to the Company’s Form N-2 Registration Statement. Pursuant to the Form N-2 Registration Statement and the Multi-Class Order, the Company has the authority to issue up to $2,000,000,000 of its Class S shares, Class D shares, and Class I shares.

Certain third-party investors make their investment in the Company through certain affiliated feeder entities specifically designed to invest in the Company. As of September 30, 2026 and December 31, 2025, 20,603,285 and 18,600,752 Class I shares were owned by these affiliated feeder entities, respectively.

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	575,211	$11,364,533	1,704,304	$34,395,000	1,590,577	$31,718,633	6,221,309	$126,149,996
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	733,579	$14,260,782	588,348	$11,784,619	2,547,642	$50,623,353	2,023,941	$40,757,802
Share repurchases	(95,602)	$(1,907,263)	(26,300)	$(530,729)	(620,061)	$(12,380,946)	(27,036)	$(545,604)
Net increase (decrease)	1,213,188	$23,718,052	2,266,352	$45,648,890	3,518,158	$69,961,040	8,218,214	$166,362,194
Class S
Subscriptions	7,080	$140,000	18,400	$373,250	24,384	$486,535	21,274	$431,150
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	868	$16,849	177	$3,542	2,632	$52,137	234	$4,684
Share repurchases	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	7,948	$156,849	18,577	$376,792	27,016	$538,672	21,508	$435,834
Class D
Subscriptions	—	$—	—	$—	5,008	$100,000	—	$—
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	248	$4,812	—	$—	493	$9,685	—	$—
Share repurchases	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	248	$4,812	—	$—	5,501	$109,685	—	$—

There were no Class D shares outstanding during the three and nine months ended September 30, 2025.

Net Asset Value per Share and Offering Price

The Administrator determines net asset value for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent net asset value per share available for each share class, which will be the prior calendar day net asset value per share (i.e. the prior month-end net asset value). The following tables summarize each month-end net asset value per share for Class I, Class S, and Class D Common Shares of beneficial interest during the nine months ended September 30, 2026 and September 30, 2025:

	Net Asset Value Per Common Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$20.18	$20.14	$20.17
February 28, 2026	20.29	20.23	20.27
March 31, 2026(1)	20.00	19.98	19.99
April 30, 2026	20.16	20.12	20.16
May 31, 2026	19.81	19.79	19.82
June 30, 2026(1)	19.95	19.92	19.96
July 31, 2026	20.09	20.05	20.09
August 31, 2026	19.44	19.42	19.44
September 30, 2026(1)	19.74	19.71	19.75

(1) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made from estimates to actuals.

	Net Asset Value Per Common Share
For the Months Ended	Class I	Class S
January 31, 2025	$20.37	$—
February 28, 2025	20.50	—
March 31, 2025(1)	20.07	—
April 30, 2025	20.15	20.15
May 31, 2025	19.86	19.85
June 30, 2025(1)	20.19	20.16
July 31, 2025	20.39	20.35
August 31, 2025	20.03	20.02
September 30, 2025(1)	20.26	20.24

(1) The net asset value per Common Share reflected in the Company's report on Form 8-K may differ due to updates made from estimates to actuals.

There were no Class D shares outstanding during the nine months ended September 30, 2025.

Repurchases

The Company has commenced a discretionary share repurchase program in which it may, subject to market conditions and the discretion of the Board, offer to repurchase, in each quarter, up to 5% of the Common Shares outstanding as of the close of the previous calendar quarter; provided, however, that the Company shall, subject to the Board’s discretion and approval, repurchase Common Shares from shareholders in an amount at least equal to 10% of the Company’s net asset value in respect of the fourth calendar quarter of each of the eighth and tenth calendar years following February 1, 2023. The Board may amend, suspend or terminate the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Exchange Act Rule 13e-4 and the 1940 Act and subject to compliance with applicable covenants and any restrictions under the Company’s financing arrangements. All shares purchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.

Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter.

The following table summarizes the share repurchases completed for the nine months ended September 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased (Class I)	Aggregate Dollar Amount of Shares Accepted for Repurchase
December 1, 2025(1)	December 31, 2025	$20.04	3,262	$65,373
March 3, 2026(2)	March 31, 2026	$19.97	521,197	10,408,310
June 1, 2026(3)	June 30, 2026	$19.95	95,602	1,907,263
August 31, 2026(4)	September 30, 2026	$19.68	83,302	1,639,377
			703,363	$14,020,323

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

(4) On August 31, 2026, the Company commenced a quarterly Tender Offer, pursuant to which the Company offered to repurchase up to 1,879,571 Common Shares, representing 5.0% of the Company’s Common Shares outstanding as of June 30, 2026. On September 30, 2026, the quarterly Tender Offer expired, and 83,302 Common Shares were tendered for repurchase. On November 4, 2026, the Company accepted the 83,302 Common Shares for purchase. The purchase price of the Common Shares tendered is the Company’s net asset value per Common Share as of September 30, 2026, or $19.68 per Common Share.

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

The following tables summarize the distribution declarations and Common Shares issued pursuant to the DRP for the nine months ended September 30, 2026 and September 30, 2025, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 13, 2026	August 13, 2026	September 25, 2026	$0.63	$23,843,557	733,579	$14,260,782
May 13, 2026	May 13, 2026	June 26, 2026	$0.49	$18,086,460	503,433	$9,973,011
March 25, 2026	March 25, 2026	March 27, 2026	$0.51	$18,709,697	498,170	$10,107,861
November 12, 2025	November 28, 2025	January 27, 2026	$0.71	$23,043,963	812,460	$16,281,699
				$83,683,677	2,547,642	$50,623,353

Of the total distributions paid during the three and nine months ended September 30, 2026, $9,582,775 and $33,060,324 was distributed in cash, respectively. Of the total distributions paid for the nine months ended September 30, 2026, $6,762,264 was payable as of December 31, 2025.

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

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 13, 2026	August 13, 2026	September 25, 2026	$0.589	$40,841	868	$16,849
May 13, 2026	May 13, 2026	June 26, 2026	$0.447	$28,858	606	$11,994
March 25, 2026	March 25, 2026	March 27, 2026	$0.467	$27,690	585	$11,828
November 12, 2025	November 28, 2025	January 27, 2026	$0.67	$20,940	573	$11,466
				$118,329	2,632	$52,137

Of the total distributions paid during the three and nine months ended September 30, 2026, $23,992 and $66,192 was distributed in cash, respectively. Of the total distributions paid for the nine months ended September 30, 2026, $9,474 was payable as of December 31, 2025.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2025	August 12, 2025	September 26, 2025	$0.497	$8,784	177	$3,542
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$10,307	234	$4,684

Of the total distributions paid during the three and nine months ended September 30, 2025, $5,242 and $5,623 was distributed in cash.

			Class D
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 13, 2026	August 13, 2026	September 25, 2026	$0.619	$4,812	248	$4,812
May 13, 2026	May 13, 2026	June 26, 2026	$0.477	$3,620	183	$3,620
March 25, 2026	March 25, 2026	March 27, 2026	$0.497	$1,253	62	$1,253
				$9,685	493	$9,685

Of the total distributions paid during the three and nine months ended September 30, 2026, $0 was distributed in cash.

There were no Class D shares outstanding during the nine months ended September 30, 2025.

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

For the nine months ended September 30, 2025, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. For the nine months ended September 30, 2026, no such expense support was provided by the Advisor. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of distributions on a GAAP basis that the Company has declared on its Common Shares for the nine months ended September 30, 2026 and September 30, 2025, respectively:

	For the Nine Months Ended September 30,
	2026		2025
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	1.34	$51,985,531	1.47	$44,684,156
Net realized gains(1)	0.09	3,458,931	0.00	—
Distributions in excess of net investment income	0.13	5,195,252	0.00	—
Total	1.56	$60,639,714	1.47	$44,684,156

(1) A portion of the September 25, 2026 realized gain distributions were realized gains that were attributable to the year ended December 31, 2025.

	For the Nine Months Ended September 30,
	2026		2025
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	1.11	$81,034	0.48	$10,307
Net realized gains(1)	0.12	8,992	—	—
Distributions in excess of net investment income	0.10	7,363	—	—
Total	1.33	$97,389	0.48	$10,307

(1) A portion of the September 25, 2026 realized gain distributions were realized gains that were attributable to the year ended December 31, 2025.

	For the Nine Months Ended September 30,
	2026		2025
	Class D		Class D
	Per Share	Amount	Per Share	Amount
Net investment income	1.02	$8,166	—	$—
Net realized gains(1)	0.05	406	—	—
Distributions in excess of net investment income	0.14	1,113	—	—
Total	1.21	$9,685	—	$—

(1) A portion of the September 25, 2026 realized gain distributions were realized gains that were attributable to the year ended December 31, 2025.

There were no Class D shares outstanding during the nine months ended September 30, 2025.

Note 9. Financial Highlights

The following are financial highlights for the nine months ended September 30, 2026 and September 30, 2025, respectively:

	Class I
	For the Nine Months Ended September 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$20.04	$20.22
Results of operations:
Net investment income (loss)(1)	1.39	1.82
Net unrealized and realized gain (loss)(2)	(0.06)	(0.15)
Net increase (decrease) in net assets resulting from operations	1.33	1.67
Distribution declared (3)	(1.63)	(1.63)
Total increase (decrease) in net assets	(0.30)	0.04
Net asset value, end of period	$19.74	$20.26
Total return based on net asset value (4)	6.64%	8.26%
Shares outstanding, end of period	38,731,499	30,324,401

Ratios and supplemental data:
Net assets, end of period	$764,708,718	$614,523,384
Weighted-average net assets	743,966,287	546,672,785
Weighted-average shares outstanding	37,279,264	27,073,348
Ratio of net expenses to weighted average net assets(5)	7.56%	9.36%
Ratio of net investment income to weighted average net assets(5)	9.35%	12.04%
Portfolio turnover	22.16%	40.97%
Asset Coverage Ratio (6)	254.03%	238.35%

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

	Class S
	For the Nine Months Ended September 30,
	2026	2025
Per Share Data:
Net asset value, beginning of period	$20.02	$—
Results of operations:
Initial issuance of Class S shares		20.15
Net investment income (loss)(1)	1.27	1.19
Net unrealized and realized gain (loss)(2)	(0.08)	(0.07)
Net increase (decrease) in net assets resulting from operations	1.19	1.12
Distribution declared (3)	(1.50)	(1.03)
Total increase (decrease) in net assets	(0.31)	0.09
Net asset value, end of period	$19.71	$20.24
Total return based on net asset value (4)	5.94%	5.56%
Shares outstanding, end of period	73,273	21,508

Ratios and supplemental data:
Net assets, end of period	$1,444,475	$435,294
Weighted-average net assets	1,273,999	192,260
Weighted-average shares outstanding	63,980	9,549
Ratio of net expenses to weighted average net assets(5)	8.44%	7.03%
Ratio of net investment income to weighted average net assets(5)	8.51%	9.36%
Portfolio turnover	22.16%	40.97%
Asset Coverage Ratio (6)	254.03%	238.35%

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

Class D
For the Nine Months Ended September 30,
2026
Per Share Data:
Net asset value, beginning of period	$20.04
Results of operations:
Net investment income (loss)(1)	1.35
Net unrealized and realized gain (loss)(2)	(0.05)
Net increase (decrease) in net assets resulting from operations	1.30
Distribution declared (3)	(1.59)
Total increase (decrease) in net assets	(0.29)
Net asset value, end of period	$19.75
Total return based on net asset value (4)	6.50%
Shares outstanding, end of period	8,020

Ratios and supplemental data:
Net assets, end of period	$158,361
Weighted-average net assets	120,101
Weighted-average shares outstanding	6,034
Ratio of net expenses to weighted average net assets(5)	7.85%
Ratio of net investment income to weighted average net assets(5)	9.10%
Portfolio turnover	22.16%
Asset Coverage Ratio (6)	254.03%

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

There were no Class D shares outstanding for the nine months ended September 30, 2025.

Senior Securities

Information about our senior securities as of September 30, 2026 and December 31, 2025, are shown in the following table:

Class and period	Total Amount Outstanding	Asset Coverage Per Unit(1)	Involuntary Liquidating Preference Per Unit(2)	Market Value Per Unit(3)
September 30, 2026
Secured Credit Facility	$497,500,000	2,540.30	—	N/A
December 31, 2025
Secured Credit Facility	$412,500,000	2,713.40	—	N/A

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

Subscriptions

On October 1, 2026, the Company sold 5,226,423 Class I shares at a price per share of $19.68 for aggregate proceeds of $102,856,000.

Distributions

On November 12, 2026, the Board of Trustees declared a distribution of $0.46 per Class I share, $0.417 per Class S share and $0.447 per Class D share for the fourth quarter of 2026, payable on January 27, 2027 to shareholders of record on November 12, 2026.

Departure of Trustee and Principal Officer; Election of Trustee; Appointment of Principal Officer

On November 12, 2026, James Didden submitted his resignation as President of the Company and Trustee and Chairperson of the Board of the Company, to become effective as of the close of business on December 31, 2026. Mr. Didden’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 12, 2026, the Board elected Anthony Pasqua to serve as Trustee of the Company, to become effective as of January 1, 2027.

On November 12, 2026, the Board appointed Doug Logigian to serve as President of the Company and Chairperson of the Board of the Company, each to become effective as of January 1, 2027.

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

Financial and Operating Highlights

	At September 30, 2026	At December 31, 2025
Investment Portfolio	$1,322,483,277	$1,109,977,047
Net assets Class I Shares	$764,708,718	$705,791,670
Net assets Class S Shares	$1,444,475	$925,859
Net assets Class D Shares	$158,361	$50,495
Debt	$497,500,000	$412,500,000
Net asset value per share Class I Shares	$19.74	$20.04
Net asset value per share Class S Shares	$19.71	$20.02
Net asset value per share Class D Shares	$19.75	$20.04

	Portfolio Activity for the Nine Months Ended September 30,
	2026	2025
Purchases during the period	$462,790,341	$633,689,223
Sales and principal repayments during the period	$254,823,633	$377,329,070
Net investments during the period	$207,966,708	$256,360,153
Number of portfolio companies at end of period	79	76
Weighted average contractual interest rate of investment commitments based on par	9.83%	10.22%

Portfolio and Investment Activity

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026		December 31, 2025
	Fair Value	Percentage of Total Investments at Fair Value	Fair Value	Percentage of Total Investments at Fair Value
First Lien	$1,258,032,407	95.13%	$1,012,512,999	91.22%
Second Lien	27,108,593	2.05%	79,235,481	7.14%
Profit Participation Loan	34,176,850	2.58%	—	—
Equity	3,165,427	0.24%	18,228,567	1.64%
Total	$1,322,483,277	100.00%	$1,109,977,047	100.00%

As of September 30, 2026 and December 31, 2025, all investments were considered to be income-producing investments.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2026 and September 30, 2025, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$32,315,424	$36,668,037	$94,263,897	$87,511,387
Less: Net expenses	14,627,157	14,381,729	42,189,166	38,304,423
Net investment income (loss)	17,688,267	22,286,308	52,074,731	49,206,964
Net realized gains (losses)	(545,962)	4,305,750	1,502,478	5,075,920
Net change in unrealized appreciation (depreciation)	(884,848)	(8,050,646)	(3,896,288)	(8,493,524)
Net increase (decrease) in net assets resulting from operations	$16,257,457	$18,541,412	$49,680,921	$45,789,360
Net investment income (loss) per share	$0.46	$0.73	$1.34	$1.62
Net increase (decrease) in net assets resulting from operations per share	$0.42	$0.61	$1.28	$1.51

Investment Income

The composition of our investment income for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$31,961,609	$36,144,119	$92,505,641	$85,929,102
Dividend income	272,284	464,628	1,508,042	1,378,831
Fee income	81,531	59,290	250,214	203,454
Total investment income	$32,315,424	$36,668,037	$94,263,897	$87,511,387

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and credit facility fees	$7,870,719	$7,879,439	$21,197,412	$21,146,419
Management fees	2,367,934	1,848,394	6,972,420	5,043,743
Income incentive fee	2,459,877	3,147,865	7,356,214	6,920,566
Capital gain incentive fees (reversal)	(463,993)	(461,675)	(581,508)	(371,180)
Professional fees	1,045,814	772,831	3,058,482	2,605,977
Amortization of continuous offering costs	130,138	96,807	279,840	569,023
Administrative services expense	257,347	266,043	902,646	767,167
Amortization of deferred financing costs	207,610	204,479	609,900	570,931
Reimbursable expenses to Advisor	—	209,870	609,277	209,870
Directors’ fees and expenses	104,867	100,000	310,003	300,000
Other expenses	646,844	317,676	1,474,480	704,031
Total expenses	14,627,157	14,381,729	42,189,166	38,466,547
Expense waiver	—	—	—	(162,124)
Net expenses	$14,627,157	$14,381,729	$42,189,166	$38,304,423

Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments

Net realized gains (losses) and net change in unrealized gains (losses) on investments for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gains (losses)	$(545,962)	$4,305,750	$1,502,478	$5,075,920
Net change in unrealized gains (losses) on investments	(884,848)	(8,050,646)	(3,896,288)	(8,493,524)
Net realized and unrealized gains (losses)	$(1,430,810)	$(3,744,896)	$(2,393,810)	$(3,417,604)

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions). As of September 30, 2026, we had $497.50 million par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 254.03%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Secured Credit Facility

On April 20, 2023, KLCC SPV GS1 LLC (“Subsidiary I”), a Delaware limited liability company and subsidiary of the Company, entered into a credit agreement with Goldman Sachs Bank USA (as amended, restated, supplemented or otherwise modified from time to time, the “Secured Credit Facility”), which, as of September 30, 2026, allowed Subsidiary I to borrow up to $500 million.

On September 28, 2026, Subsidiary I entered into a Third Amendment to the A&R Credit Agreement (the “Third Amendment”)with Subsidiary I, as borrower, the Company, as the investment manager, limited guarantor and equity holder thereunder, each of the lenders party thereto, Goldman Sachs Bank USA, as the syndication agent and as the calculation agent, and GS ASL LLC, as the administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent and U.S. Bank National Association as collateral custodian and Securities Intermediary, which amends the Secured Credit Facility to, among other things, (i) increase the financing limit under the Secured Credit Facility from $500,000,000 to $550,000,000, (ii) extend the Reinvestment Period from May 1, 2028 to September 28, 2029, (iii) extend the Scheduled Maturity Date from May 1, 2030 to September 28, 2031 and (iv) change the spread charged on borrowings under the Secured Credit Facility from a range of 2.50% to 2.60% (prior to the Third Amendment) to 2.25% (on and after the Third Amendment).

The Secured Credit Facility will mature on September 28, 2031, unless terminated earlier as provided. Amounts drawn under the Secured Credit Facility will bear interest at Term SOFR plus a margin. Advances used to finance the purchase or origination of loans under the Secured Credit Facility initially bear interest at Term SOFR plus a spread of 2.25% per annum. The estimated fair value of the Secured Credit Facility approximated the principal value of $497,500,000 and $412,500,000 on the consolidated statement of assets and liabilities as of September 30, 2026 and December 31, 2025, respectively, and is categorized as Level III under the Accounting Standards Codification (“ASC”) 820 fair value hierarchy. See Note 6 to the consolidated financial statements—“Borrowings” for additional information.

Borrowings of Subsidiary I are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act.

The following table summarizes the average debt outstanding and the interest rates on the Secured Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025, respectively:

	For the Three Months Ended September 30,
	2026	2025
Average Debt Outstanding	$450,491,304	$433,564,896
Effective Interest Rate	6.78%	7.40%
Weighted Average Interest Rate (1)	6.43%	7.01%
(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

	For the Nine Months Ended September 30,
	2026	2025
Average Debt Outstanding	$418,446,410	$387,219,426
Effective Interest Rate	6.85%	7.50%
Weighted Average Interest Rate (1)	6.41%	6.96%
(1)
The calculation of weighted average interest rate does not include minimum utilization fees, non-utilization fees, administration fees or the amortization of deferred financing costs.

For the three and nine months ended September 30, 2026 and September 30, 2025, the components of interest expense related to the Secured Credit Facility were as follows:

	For the Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$7,307,475	$7,654,260
Minimum utilization fee	—	—
Non-utilization fees	130,689	169,779
Administration fee	57,563	55,400
Amortization of deferred financing costs	207,610	204,479
Total interest and credit facility fees	$7,703,337	$8,083,918

	For the Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$20,041,144	$20,144,345
Minimum utilization fee	—	—
Non-utilization fees	622,615	855,253
Administration fee	158,661	146,821
Amortization of deferred financing costs	609,900	570,931
Total interest and credit facility fees	$21,432,320	$21,717,350

Equity

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Class I
Subscriptions	575,211	$11,364,533	1,704,304	$34,395,000	1,590,577	$31,718,633	6,221,309	$126,149,996
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	733,579	$14,260,782	588,348	$11,784,619	2,547,642	$50,623,353	2,023,941	$40,757,802
Share repurchases	(95,602)	$(1,907,263)	(26,300)	$(530,729)	(620,061)	$(12,380,946)	(27,036)	$(545,604)
Net increase (decrease)	1,213,188	$23,718,052	2,266,352	$45,648,890	3,518,158	$69,961,040	8,218,214	$166,362,194
Class S
Subscriptions	7,080	$140,000	18,400	$373,250	24,384	$486,535	21,274	$431,150
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	868	$16,849	177	$3,542	2,632	$52,137	234	$4,684
Share repurchases	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	7,948	$156,849	18,577	$376,792	27,016	$538,672	21,508	$435,834
Class D
Subscriptions	—	$—	—	$—	5,008	$100,000	—	$—
Share transfers between classes	—	$—	—	$—	—	$—	—	$—
Distributions reinvested	248	$4,812	—	$—	493	$9,685	—	$—
Share repurchases	—	$—	—	$—	—	$—	—	$—
Net increase (decrease)	248	$4,812	—	$—	5,501	$109,685	—	$—

There were no Class D shares outstanding during the three and nine months ended September 30, 2025.

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

The following tables summarize the distributions paid and Common Shares issued pursuant to the DRP for the nine months ended September 30, 2026 and September 30, 2025, respectively:

			Class I
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 13, 2026	August 13, 2026	September 25, 2026	$0.63	$23,843,557	733,579	$14,260,782
May 13, 2026	May 13, 2026	June 26, 2026	$0.49	$18,086,460	503,433	$9,973,011
March 25, 2026	March 25, 2026	March 27, 2026	$0.51	$18,709,697	498,170	$10,107,861
November 12, 2025	November 28, 2025	January 27, 2026	$0.71	$23,043,963	812,460	$16,281,699
				$83,683,677	2,547,642	$50,623,353

Of the total distributions paid during the three and nine months ended September 30, 2026, $9,582,775 and $33,060,324 was distributed in cash, respectively.

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

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 13, 2026	August 13, 2026	September 25, 2026	$0.589	$40,841	868	$16,849
May 13, 2026	May 13, 2026	June 26, 2026	$0.447	$28,858	606	$11,994
March 25, 2026	March 25, 2026	March 27, 2026	$0.467	$27,690	585	$11,828
November 12, 2025	November 28, 2025	January 27, 2026	$0.67	$20,940	573	$11,466
				$118,329	2,632	$52,137

Of the total distributions paid during the three and nine months ended September 30, 2026, $23,992 and $66,192 was distributed in cash, respectively.

			Class S
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 12, 2025	August 12, 2025	September 26, 2025	$0.497	$8,784	177	$3,542
May 13, 2025	May 13, 2025	June 26, 2025	$0.53	$1,523	57	$1,142
				$10,307	234	$4,684

Of the total distributions paid during the three and nine months ended September 30, 2025, $5,242 and $5,623 was distributed in cash, respectively.

			Class D
Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued	Value of DRP Shares Issued
August 13, 2026	August 13, 2026	September 25, 2026	$0.619	$4,812	248	$4,812
May 13, 2026	May 13, 2026	June 26, 2026	$0.477	$3,620	183	$3,620
March 25, 2026	March 25, 2026	March 27, 2026	$0.497	$1,253	62	$1,253
				$9,685	493	$9,685

Of the total distributions paid during the three and nine months ended September 30, 2026, $0 was distributed in cash.

There were no Class D shares outstanding during the nine months ended September 30, 2025.

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

For the nine months ended September 30, 2025, a portion of the Company’s distributions resulted from expense support from the Advisor, and future distributions may result from expense support from the Advisor, each of which is subject to repayment by the Company within three years from the date of payment. For the nine months ended September 30, 2026, no such expense support was provided by the Advisor. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Advisor continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of distributions on a GAAP basis that the Company declared on its Common Shares for the nine months ended September 30, 2026 and September 30, 2025, respectively:

	For the Nine Months Ended September 30,
	2026		2025
	Class I		Class I
	Per Share	Amount	Per Share	Amount
Net investment income	1.34	$51,985,531	1.47	$44,684,156
Net realized gains(1)	0.09	3,458,931	0.00	—
Distributions in excess of net investment income	0.13	5,195,252	0.00	—
Total	1.56	$60,639,714	1.47	$44,684,156

(1) A portion of the September 25, 2026 realized gain distributions were realized gains that were attributable to the year ended December 31, 2025.

	For the Nine Months Ended September 30,
	2026		2025
	Class S		Class S
	Per Share	Amount	Per Share	Amount
Net investment income	1.11	$81,034	0.48	$10,307
Net realized gains(1)	0.12	8,992	—	—
Distributions in excess of net investment income	0.10	7,363	—	—
Total	1.33	$97,389	0.48	$10,307

(1) A portion of the September 25, 2026 realized gain distributions were realized gains that were attributable to the year ended December 31, 2025.

	For the Nine Months Ended September 30,
	2026		2025
	Class D		Class D
	Per Share	Amount	Per Share	Amount
Net investment income	1.02	$8,166	—	$—
Net realized gains(1)	0.05	406	—	—
Distributions in excess of net investment income	0.14	1,113	—	—
Total	1.21	$9,685	—	$—

(1) A portion of the September 25, 2026 realized gain distributions were realized gains that were attributable to the year ended December 31, 2025.

There were no Class D shares outstanding during the nine months ended September 30, 2025.

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

For the three months ended September 30, 2026 and September 30, 2025, the management fee was $2,367,934 and $1,848,394, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the management fee was $6,972,420 and $5,043,743, respectively. For the three months ended September 30, 2026 and September 30, 2025, income-based incentive fees were $2,459,877 and $3,147,865, respectively. For the nine months ended September 30, 2026 and September 30, 2025, income-based incentive fees were $7,356,214 and $6,920,566, respectively. For the three months ended September 30, 2026 and September 30, 2025, the Company accrued capital gains incentive fees of $(463,993) and $(461,675), respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company accrued capital gains incentive fees of $(581,508) and $(371,180), respectively, of which none was payable on such date under the Advisory Agreement.

Administration Agreement

Kennedy Lewis Management LP serves as our administrator pursuant to an administration agreement (the “Administration Agreement”). Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to its shareholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports and other materials to its shareholders, and generally oversees the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. The Administrator has retained HedgeServ (Cayman) Ltd., a Limited Company incorporated in the Cayman Islands, as a sub-administrator to perform any or all of its obligations under the Administration Agreement.

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

For the three months ended September 30, 2026 and September 30, 2025, the Company incurred $257,347 and $266,043, respectively, in expenses under the Administration Agreement. For the nine months ended September 30, 2026 and September 30, 2025, the Company incurred $902,646 and $767,167, respectively, in expenses under the Administration Agreement, which are recorded in “Administrative service expenses” in the Company’s Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, there was $257,348 and $266,043, respectively, of administrative service expenses payable by the Company which are included in “Due to Advisor and affiliates” in the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2026, the total expense support provided by the Advisor since inception was $4,222,394. For the nine months ended September 30, 2026, and September 30, 2025, the Advisor provided $0 and $162,124 of expense support, respectively.

Contractual Obligations

Other than payment of fees discussed in the “Related Party Transactions and Agreements” section, we had no payment obligations for repayment of debt and other contractual obligations as of September 30, 2026. For additional information on the fees under the Advisory Agreement and Administration Agreement, see Note 3—“Related Party Transactions.”

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of September 30, 2026 and December 31, 2025, we had $27,197,017 and $16,810,100 in unfunded delayed draw term loan commitments, respectively and $16,452,010 and $13,739,442 in unfunded revolver commitments, respectively.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income. Because the Company has elected to be treated, and intends to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, therefore, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

Receivable for investments sold and payable for investments purchased represent unsettled investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2026, 92.05% of investments at fair value represent floating-rate investments.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Assuming that the interim and unaudited Statement of Assets and Liabilities as of September 30, 2026 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Increase (Decrease) in Investment Income	Increase (Decrease) in Investment Expense	Increase (Decrease) in Net Investment Income
Up 300 basis points	$37,075,183	$14,925,000	$22,150,183
Up 200 basis points	24,716,789	9,950,000	14,766,789
Up 100 basis points	12,358,394	4,975,000	7,383,394
Down 100 basis points	(12,241,554)	(4,975,000)	(7,266,554)
Down 200 basis points	(22,068,557)	(9,950,000)	(12,118,557)
Down 300 basis points	(27,909,284)	(14,925,000)	(12,984,284)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “1934 Act”) we evaluated, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2026. Based on the foregoing evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, management is not aware of any pending or threatened material litigation.

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

There have been no material changes during the three months ended September 30, 2026 to the risk factors previously disclosed in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Departure of Trustee and Principal Officer; Election of Trustee; Appointment of Principal Officer

On November 12, 2026, James Didden submitted his resignation as President of the Company and Trustee and Chairperson of the Board of the Company, to become effective as of the close of business on December 31, 2026. Mr. Didden’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 12, 2026, the Board elected Anthony Pasqua to serve as Trustee of the Company, to become effective as of January 1, 2027.

Mr. Pasqua, 48, joined Kennedy Lewis in 2017 and previously served as the Company’s Chief Financial Officer from 2022 to 2026. Mr. Pasqua was formerly the COO/CFO of several credit related hedge funds, including Ellis Lake Capital where he was a Founding Member. Prior to being a COO/CFO Mr. Pasqua was the Head of Operations at Shumway Capital Partners (2008-2009) and the Controller/Director of Operations at Chatham Asset Management (2003-2008). Mr. Pasqua graduated from East Stroudsburg University in 2000 with a BA in Business Management and earned his MBA from Fairleigh Dickinson University in 2007. Mr. Pasqua is a Certified Public Accountant.

On November 12, 2026, the Board appointed Doug Logigian to serve as President of the Company and Chairperson of the Board of the Company, each to become effective as of January 1, 2027.

Mr. Logigian, 45, joined Kennedy Lewis in 2020 and has served as a member of the Board since 2022. Mr. Logigian was formerly a Senior Managing Director with Blackstone from 2006 to 2019. He was the Head of Capital Markets and a Portfolio Manager for GSO Capital Partners, and he sat on the Investment Committee for GSO’s special situation-oriented funds. Mr. Logigian also served on Blackstone’s Capital Markets Committee. Mr. Logigian received a BA with honors from Harvard University.

There is no arrangement or understanding between Mr. Pasqua or Mr. Logigian and any other person pursuant to which they were appointed as Trustee and as President of the Company and Chairperson of the Board of the Company, respectively. Further, with regard to Mr. Pasqua and Mr. Logigian, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

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

10.3

Second Amendment to First Amended and Restated Credit Agreement, dated as of July 1, 2026, by and among KLCC SPV GS1 LLC, as borrower, Kennedy Lewis Capital Company, as the investment manager, limited guarantor and equity holder thereunder, each of the lenders party thereto, Goldman Sachs Bank USA, as the syndication agent and as the calculation agent, GS ASL LLC, as the administrative agent, State Street Bank and Trust Company, as the resigning collateral agent, resigning collateral custodian, resigning collateral administrator and resigning securities intermediary, U.S. Bank Trust Company, National Association, as the successor collateral agent and as the successor collateral administrator, and U.S. Bank National Association, as the successor collateral custodian and as the successor securities intermediary.(3)

10.4

Third Amendment to First Amended and Restated Credit Agreement with KLCC SPV GS1, as borrower, Kennedy Lewis Capital Company, as the investment manager, limited guarantor and equity holder thereunder, each of the lenders party thereto, Goldman Sachs Bank USA, as the syndication agent and as the calculation agent, and GS ASL LLC, as the administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent and U.S. Bank National Association as collateral custodian and securities intermediary.

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

(4) Filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 1, 2026.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kennedy Lewis Capital Company

Date: November 13, 2026	By:	/s/ James Didden
	Name:	James Didden
	Title:	President

Date: November 13, 2026	By:	/s/ Gary Klayn
	Name:	Gary Klayn
	Title:	Chief Financial Officer